Form 10-Q
period 2021-09-30
McLaren Technology Acquisition Corp.
filed 2021-12-17
CIK 1851625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 001-41004

MCLAREN TECHNOLOGY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-2419708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 Michelson Drive, Suite 1700 Irvine, CA 92612
(Address of Principal Executive Offices, including zip code)

(949) 989-4638
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	MLAIU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	MLAI	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for Class A common stock at an exercise price of $11.50 per share	MLAIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of December 17, 2021, there were 20,125,000 shares of the Class A Common Stock, par value $0.0001 per share, and 5,031,250 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

MCLAREN TECHNOLOGY ACQUISITION CORP.

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 24, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholder’s Equity for the three months ended September 30, 2021 and for the period from February 24, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from February 24, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4.	Controls and Procedures	20

Part II. Other Information		21

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	22
Item 6.	Exhibits	22

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

Assets:
Cash	$25,000
Total current assets	25,000
Deferred offering costs	248,905
Total assets	$273,905

Liabilities and Stockholder’s Equity
Accrued offering costs	$6,054
Promissory note - related party	243,545
Total current liabilities	249,599

Commitments and Contingencies (Note 6)

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,031,250 shares issued and outstanding(1)	503

Additional paid-in capital	24,497
Accumulated deficit	(694)
Total stockholder’s equity	24,306
Total Liabilities and Stockholder’s Equity	$273,905

(1)	Includes up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5), after the Sponsor returned to the Company on June 23, 2021 and October 1, 2021, at no cost, an aggregate of 2,875,000 and 718,750 founder shares, respectively, which were cancelled, resulting in an aggregate of 5,031,250 founder shares outstanding. These financial statements have been retroactively adjusted to reflect the change in share capitalization (see Notes 5 and 8). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2021	For the period from February 24, 2021 (inception) through September 30, 2021
Formation cost	$—	$694
Net loss	$—	$(694)

Basic and diluted weighted average shares outstanding(1)	$4,375,000	$4,375,000
Basic and diluted net loss per common share	$0.00	$0.00

(1)	Excludes up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5), after the Sponsor returned to the Company on June 23, 2021 and October 1, 2021, at no cost, an aggregate of 2,875,000 and 718,750 founder shares, respectively, which were cancelled, resulting in an aggregate of 5,031,250 founder shares outstanding. These financial statements have been retroactively adjusted to reflect the change in share capitalization (see Notes 5 and 8). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 24, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of February 24, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	(694)	(694)
Balance as of June 30, 2021	5,031,250	503	24,497	(694)	24,306
Net loss	—	—	—	—	—
Balance as of September 30, 2021	5,031,250	$503	$24,497	$(694)	$24,306

(1)	Includes up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5), after the Sponsor returned to the Company on June 23, 2021 and October 1, 2021, at no cost, an aggregate of 2,875,000 and 718,750 founder shares, respectively, which were cancelled, resulting in an aggregate of 5,031,250 founder shares outstanding. These financial statements have been retroactively adjusted to reflect the change in share capitalization (see Notes 5 and 8). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 24, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(694)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for promissory note	694
Net cash used in operating activities	—

Cash flows from financing activities:
Proceeds from the sale of Class B shares to initial stockholder	25,000
Net cash provided by financing activities	25,000

Net change in cash	25,000
Cash, beginning of the period	-
Cash, end of the period	$25,000

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued expenses	$6,054
Deferred offering costs paid by Sponsor in exchange for promissory note	$242,851

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

McLaren Technology Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on February 24, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 24, 2021 (inception) through September 30, 2021  relates to the Company’s formation and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is McLaren Technology Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on November 2, 2021 (the “Effective Date”). On November 5, 2021, the Company consummated the IPO of 20,125,000 units (the “Units” and, with respect to the Class A common stock of the Company, par value $0.0001 per share, included in the Units being offered, the “public shares”) at $10.00 per Unit, including the full exercise of the underwriters’ over-allotment of 2,625,000 Units, generating gross proceeds to the Company of $201,250,000, which is discussed in Note 3.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 9,050,000 Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $9,050,000, which is described in Note 4.

Additionally, simultaneously with the closing of the IPO, pursuant to a Subscription Agreement, dated November 2, 2021, by and between the Company and Mizuho Securities USA LLC, the representative of the underwriters (the “representative”), the Company completed the private sale of an aggregate of 300,000 shares of Class B common stock of the Company, par value $0.0001 per share (the “Representative Shares”) at a purchase price of approximately $3.33 per Representative Share, generating gross proceeds to the Company of $1,000,000. No underwriting discounts or commissions were paid with respect to such sale (see Notes 5 and 6).

Transaction costs amounted to $13,436,005 consisting of $4,025,000 of underwriting commissions, $7,043,750 of deferred underwriting fees, $1,847,600 of fair value of the Representative Shares in excess of cash paid (see Note 6), and $519,655 of other offering costs, and was all charged to stockholders’ deficit.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the IPO on November 5, 2021, $205,275,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Warrants was deposited into a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 of interest that may be used for its dissolution expenses, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the Company’s completion of an initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO (or up to 24 months from the closing of the IPO if we extend the time to complete a Business Combination pursuant to the terms of the Company’s amended and restated certificate of incorporation, the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the public shares if the Company has not completed an initial Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, which would have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the initial Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. The stockholders will be entitled to redeem all or a portion of the public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of the outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially $10.20 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

The Company will have only the Combination Period to complete the initial Business Combination. However, if the Company has not completed the initial Business Combination within the Combination Period, the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive: (1) their redemption rights with respect to any Founder Shares (defined below) and public shares held by them in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period (4) vote any shares of Class B common stock held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per public share or (2) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $25,000 in cash and a working capital deficit of $224,599. The Company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5).

After consummation of the IPO on November 5, 2021, the Company had $2,025,000 in its operating bank account, and working capital of $1,183,964, which mainly consisted of the portion of proceeds of the sale of the Private Placement Warrants not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of November 17, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus dated November 2, 2021, which contains the initial audited financial statements and notes thereto for the period from February 24, 2021 (inception) to March 15, 2021, as filed with the SEC on November 3, 2021, and the Company’s report on Form 8-K, which contains the Company’s audited balance sheet and notes thereto as of November 5, 2021, as filed with the SEC on November 15, 2021. The interim results for the three months ended September 30, 2021 and for the period from February 24, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on November 5, 2021, offering costs associated with the Class A common stock and the warrants were charged to stockholders’ equity. Transaction costs amounted to $13,436,005, all of which was allocated to stockholders’ deficit.

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with the Financial Accounting Standards board (“FASB”) ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for its outstanding warrants as equity-classified instruments.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 656,250 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial for the three months ended September 30, 2021 and for the period from February 24, 2021 (inception) through September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt with Conversion and Other Options” (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On November 5, 2021, the Company sold 20,125,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 2,625,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, an aggregate of 20,125,000 shares, and one-half of one redeemable public warrant, an aggregate of 10,062,500 public warrants. Each whole public warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 9,050,000 Private Placement Warrants at a price of $1.00 per warrant in a private placement, for an aggregate purchase price of $9,050,000. Each whole private placement warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share, subject to adjustment.

The Private Placement Warrants may not be transferred, assigned or sold until 30 days after the consummation of an initial Business Combination, and will not be redeemable by the Company. The initial purchasers, or their permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in the IPO.

Note 5 — Related Party Transactions

Founder Shares

On March 9, 2021, the Sponsor purchased 8,625,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”), for an aggregate purchase price of $25,000, or approximately $0.003 per share. On June 23, 2021, the Sponsor returned to the Company, at no cost, an aggregate of 2,875,000 Founder Shares, which the Company cancelled. On October 1, 2021, the Sponsor returned to the Company, at no cost, an aggregate of 718,750 Founder Shares, which the Company cancelled, resulting in an aggregate of 5,031,250 Founder Shares outstanding and held by the Sponsor, or approximately $0.005 per share (see Note 8). The accompanying financial statements have been retroactively adjusted to reflect these cancellations in the share capitalization. Up to 656,250 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8).

On November 5, 2021, the Sponsor cancelled 300,000 Founder Shares at no cost, and the representative purchased 300,000 shares of Class B common stock, for an aggregate purchase price of $1,000,000, in connection with the closing of the IPO. Additionally, on November 5, the Sponsor transferred 50,000 Founder Shares to the representative as additional compensation for underwriting the IPO (see Notes 6 and 8).

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of its stockholders having the right to exchange their Class A common stock for cash, securities or other property (the “lock-up”). Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

Promissory Note — Related Party

On March 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of December 31, 2021 or the closing of the IPO. As of September 30, 2021, the Company had borrowed $243,545 under the promissory note, which is currently due upon demand.

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Fee

The Company entered into an administrative support agreement on November 2, 2021, pursuant to which the Company will pay an affiliate of the Sponsor, $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the IPO (and the shares of Class A common stock underlying such Private Placement Warrants) and (iii) warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On November 5, 2021, the Company paid a cash underwriting discount of 2.0% per Unit, or $4,025,000.

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $7,043,750, upon the completion of the Company’s initial Business Combination.

Representative’s Common Stock

On November 5, 2021, the Sponsor cancelled 300,000 Founder Shares at no cost, and the representative purchased 300,000 Class B shares, for an aggregate purchase price of $1,000,000. The Company estimated the fair value of these 300,000 Class B shares to be $2,440,800, and has recorded the $1,440,800 excess fair value of the shares above the cash paid as an offering cost, which was recorded as a charge to stockholders’ equity. Additionally, on November 5, 2021, the Sponsor transferred 50,000 Founder Shares to the representative for no cost. The Company estimated the fair value of these shares to be $406,800 which was recorded as an offering cost.

The representative will be subject to the same restrictions and other agreements of the Sponsor with respect to the Founder Shares. The Founder Shares transferred to the representative will be subject to the same concessions as those applied to the Founder Shares held by the sponsor in accordance with the terms of a Business Combination.

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021, there were no shares of Class A common stock issued and outstanding.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2021, there were 5,031,250 shares of Class B common stock issued and outstanding.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law. Unless specified in the Company’s amended and restated certificate of incorporation, or as required by applicable provisions of the Delaware General Corporate Law or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by its stockholders.

The Class B common stock will automatically convert into Class A common stock upon the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding (i) any shares of Class A common stock redeemed by public stockholders in connection with the initial Business Combination and (ii) any Class A common stock or equity-linked securities exercisable for or convertible into Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any wa840020..rrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants – As of September 30, 2021, there were no warrants issued or outstanding. Upon consummation of the IPO on November 5, 2021, 10,062,500 public warrants and 9,050,000 Private Placement Warrants were issued and are currently outstanding. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	In whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

The Private Placement Warrants may not be transferred, assigned or sold, except to permitted transferees, until 30 days after the consummation of an initial Business Combination, and will not be redeemable by the Company. The initial purchasers, or their permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the IPO.

The Company accounts for the 19,112,500 warrants issued in connection with the IPO (10,062,500 Public Warrants and 9,050,000 Private Placement Warrants in accordance with the guidance contained in ASC 815-40). The Company concluded that the Public and Private Placement Warrants are considered indexed to the entity’s own stock and meet other equity classification requirements. Therefore, Public and Private Placement Warrants are considered equity instruments and are classified as such.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Except as disclosed in the footnotes elsewhere and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 1, 2021, the Sponsor returned to the Company, at no cost, an aggregate of 718,750 Founder Shares, which the Company cancelled, resulting in an aggregate of 5,031,250 Founder Shares outstanding and held by the Sponsor. The accompanying financial statements have been retroactively adjusted to reflect such cancellation in the share capitalization.

On November 5, 2021, the Company consummated its IPO of 20,125,000 Units, including 2,625,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $201,250,000. Simultaneously with the consummation of the IPO, pursuant to a Private Placement Warrants Purchase Agreement with the Sponsor, the Company completed the private sale of an aggregate of 9,050,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $9,050,000. Simultaneously with the consummation of the IPO, (i) the Sponsor cancelled 300,000 Founder Shares at no cost and (ii) pursuant to a Subscription Agreement with Mizuho Securities USA LLC, the Company completed the private sale of an aggregate of 300,000 Representative Shares at a purchase price of approximately $3.33 per Representative Share, generating gross proceeds to the Company of $1,000,000.

Additionally, on November 5, the Sponsor transferred 50,000 Founder Shares to the representative as additional compensation for underwriting the IPO. See Note 5, “Related Party Transactions” and Note 6, “Stockholders Equity,” for further detail.

The Company entered into an administrative support agreement on November 2, 2021, pursuant to which the Company will pay an affiliate of the Sponsor, $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “McLaren Technology Acquisition Corp.,” “our,” “us” or “we” refer to McLaren Technology Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a newly organized blank check company incorporated on February 24, 2021 as a Delaware corporation and formed for the purpose of effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our sponsor is McLaren Technology Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on November 2, 2021. On November 5, 2021, we consummated our initial public offering (the “IPO”) of 20,125,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 2,625,000 Units, at a purchase price of $10.00 per Unit. Transaction costs amounted to $13,436,005 consisting of $4,025,000 of underwriting commissions, $7,043,750 of deferred underwriting commissions, $1,847,600 of fair value of the Representative Shares in excess of cash paid, and $519,655 of other offering costs, and was all charged to stockholders’ deficit.

Simultaneously with the consummation of the IPO, we consummated the private placement of 9,050,000 warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $9,050,000.

Upon the closing of the IPO and the Private Placement, an amount of $205,275,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations and up to $100,000 of interest that may be used for our dissolution expenses, the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of the public shares if we does not complete our initial Business Combination within the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if we are unable to complete our initial Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

We will have only until the Combination Period to complete the initial Business Combination. However, if we are unable to complete the initial Business Combination within the Combination Period (and our stockholders have not approved an amendment to our charter extending this time period), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of September 30, 2021, we had $25,000 in cash and a working capital deficit of $224,599 (excluding deferred offering costs).

Our liquidity needs up to September 30, 2021 had been satisfied through a capital contribution from our Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from our Sponsor of up to $300,000. After consummation of the IPO on November 5, 2021, we had approximately $2 million in our operating bank account, and working capital of approximately $1.2 million. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of November 17, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of September 30, 2021, we had not commenced any operations. All activity for the period from February 24, 2021 (inception) through September 30, 2021 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 24, 2021 (inception) to September 30, 2021, we had a net loss of approximately $694, which consisted of formation costs. For the three months ended September 30, 2021, we had no net income or loss.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Support Agreement

Commencing on the date that our securities are first listed on the Nasdaq Global Market, we agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants (including securities contained therein) and warrants (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and any shares of Class A common stock and warrants that may be issued upon conversion as part of the Working Capital Loans and Class A common stock issuable upon conversion of the Founder Shares, are entitled to registration rights pursuant to a registration rights agreement signed on November 5, 2021, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On November 5, 2021, we paid a cash underwriting discount of 2.0% per Unit, or $4,025,000.

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $7,043,750, which will be paid to the underwriters from the funds held in the Trust Account upon completion of our initial Business Combination, subject to the terms of the underwriting agreement.

Promissory Note

On March 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. This loan is noninterest bearing, unsecured and is due at the earlier of December 31, 2021 or the closing of the IPO. As of September 30, 2021, the Company had borrowed $243,545 under the promissory note, which is currently due upon demand.

Critical Accounting Policies

Deferred Offering Costs

We comply with the requirements of the ASC 340-10-S99-1. Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on November 5, 2021, offering costs associated with the Class A common stock and the warrants were charged to stockholders’ equity. Transaction costs amounted to $13,436,005, all of which was allocated to stockholders’ equity.

Common Stock Subject to Possible Redemption

We will account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 656,250 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. We account for our outstanding warrants as equity-classified instruments.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, us, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Risk factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for the Public Offering filed with the SEC. As of the date of this report, there have been no material changes to the risk factors disclosed in our final prospectus for the Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On March 9, 2021, the Sponsor purchased 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On June 23, 2021, the Sponsor returned to the Company, at no cost, an aggregate of 2,875,000 Founder Shares, which the Company cancelled. On October 1, 2021, the Sponsor returned to the Company, at no cost, an aggregate of 718,750 Founder Shares, which the Company cancelled, resulting in an aggregate of 5,031,250 Founder Shares outstanding and held by the Sponsor, or approximately $0.005 per share. Up to 656,250 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture.

On November 5, 2021, the Sponsor cancelled 300,000 Founder Shares at no cost, and the representative purchased 300,000 Class B shares, for an aggregate purchase price of $1,000,000, in connection with the closing of the IPO. Such shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 9,050,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $9,050,000. Such warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the gross proceeds received from the IPO, including the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, $205,275,000 ($10.20 per Unit) was placed in the Trust Account.

Transaction costs amounted to $13,436,005 consisting of $4,025,000 of underwriting commissions, $7,043,750 of deferred underwriting fees, $1,847,600 of fair value of the Representative Shares in excess of cash paid, and $519,655 of other offering costs, and was all charged to stockholders’ deficit.

There has been no material change in the planned use of the proceeds from the IPO and the sale of the Private Placement Warrants as is described in the final prospectus included in the Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McLaren Technology Acquisition Corp.

December 17, 2021	By:	/s/ Sajan Pillai
	Name:	Sajan Pillai
	Title:	Chief Executive Officer