Form 10-K
period 2021-12-31
McLaren Technology Acquisition Corp.
filed 2022-04-15
CIK 1851625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 001-41004

MCLAREN TECHNOLOGY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2419708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 Michelson Drive, Suite 1700 Irvine, CA	92612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 989-4638

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	MLAIU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	MLAI	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for Class A common stock at an exercise price of $11.50 per share	MLAIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on the Nasdaq Stock Market LLC on November 3, 2021, and the registrant’s shares of Class A common stock and warrants began trading on the Nasdaq Stock Market LLC on December 23, 2021. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2021. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on December 31, 2021, as reported on the Nasdaq Stock Market LLC, was $199,640,000.

As of March 31, 2022 there were 20,125,000 shares of Class A common stock, par value $0.0001 per share and 5,031,250 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; and

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“completion window” are to the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The completion window ends February 5, 2023, which may be extended up to six times by an additional one month each time for a total of 21 months (the “Paid Extension Period”). In addition, we will be entitled to an automatic three-month extension (the “Automatic Extension Period”) if we have filed a preliminary proxy statement, registration statement or similar filing for an initial business combination during the 15-month period or Paid Extension Period, to complete a business combination, as described in more detail in this Report;

●	“Continental” or “transfer agent” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor and the representative in private placements prior to or in connection with the consummation of the initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on November 5, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement warrants” are to the warrants being purchased by our sponsor in the private placement;

●	“private placement” are to 9,050,000 warrants at a price of $1.00 per warrant ($9,050,000 in the aggregate) by our sponsor in a private placement that closed simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market, including warrants that were acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC September 3, 2021 (File No. 333-259339), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“representative” is to Mizuho Securities USA LLC, which is the representative of the underwriters in our initial public offering;

●	“representative shares” is to the 300,000 shares of Class B common stock sold to the representative in a private sale at a purchase price of approximately $3.33 per representative share;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” is to McLaren Technology Acquisition Sponsor LLC, a Delaware limited liability company;

●	“trust account” are to the U.S.-based trust account in which an amount of $205,275,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering.

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to the public warrants, the placement warrants and any warrants issued upon conversion of working capital loans; and

●	“we,” “us,” “Company” or “our Company” are to McLaren Technology Acquisition Corp., a Delaware corporation.

PART I

Item 1. Business.

Our Company

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. This is referred to as our initial business combination. While we may pursue an initial business combination target in any business, industry or geographic location, we are focusing our search on companies within the Banking, Financial Services and Insurance (“BFSI”) sector that leverage artificial intelligence (“AI”), machine learning (“ML”), digital, technology, and fintech, where our management team has extensive experience.

Initial Public Offering

On November 5, 2021, we consummated our initial public offering of 20,125,000 units. Each unit consists of one share of Class A common stock, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $201,250,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 9,050,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $9,050,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 300,000 shares of Class B common stock to the representative at a purchase price of approximately $3.33 per representative share, generating gross proceeds of $1,000,000.

A total of $205,275,000, comprised of $197,225,000 of the proceeds from the initial public offering, $7,050,000 of the proceeds of the sale of the private placement warrants, and $1,000,000 of the proceeds of the sale of the representative shares was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Sajan Pillai, our Chairman and Chief Executive Officer, and John Villina, our President, Secretary, and director. We must complete our initial business combination within the completion window. If our initial business combination is not consummated within the completion window, then our existence will terminate, and we will distribute all amounts in the trust account.

Opportunity

Artificial Intelligence has been termed the fourth industrial revolution and, according to World Economic Forum, is expected to change the world as we know it.

By 2023, International Data Corporation (“IDC”) predicts that over half (52%) of global GDP will be accounted for by digitally transformed enterprises. This digital tipping point heralds the emergence of a new enterprise species, the digital-first enterprise. To drive digital supremacy, an enterprise must devote a large-scale, high-performing, digital innovation team and a third-party ecosystem to produce digital products and offer revenue generating digital services to other enterprise or retail customers, similar to Amazon’s platform for third-party sellers or AirBnB aggregating millions of properties globally. Enterprises will continue their migration to the cloud (and multi-clouds) and there will be heavy investment in automation and orchestration systems, using AI and ML. In this type of digitally-driven enterprises, almost everything new will embed AI. The AI-enabled enterprises will be able to sense and respond in half the time than their competitors to any change in their markets. According to IDC, by 2025, at least 90% of new enterprise apps will embed AI; by 2024, over 50% of user interface interactions will use AI-enabled computer vision, speech, natural language processing and AR/VR. We believe network effects of AI/ML can produce “winner takes all/winner takes most” outcomes. AI-first business model generates sustainable competitive advantages as ML models improve with access to emerging datasets, and rapidly apply those models to new problems than incumbents can solve.

Such largescale adoption of AI offers a large and rapidly growing market estimated, according to IDC, to be $174 billion in 2020 and growing to $271 billion by 2024 at 12% CAGR. Enterprise AI applications alone (including applications in ML, Predictive Analytics, Business Intelligence (“BI”) etc.) were valued at $93 billion in 2020 and are expected to grow to $245 billion by 2024.

According to ARK Investments, Deep Learning (“DL”) — a branch of AI — could be the most important software breakthrough of our time. DL automates the creation of software by leveraging the data to generate algorithms, instead of the traditional rule based programming we have been using for last 70 years. Google, Facebook, Netflix, YouTube, Tesla and Amazon all leveraged DL to create multi-billion dollar enterprises. DL is expected to add $30 trillion to the global equity market capitalization during the next 15 to 20 years.

Leading AI-native companies, Google, Facebook, Amazon, Microsoft and Apple, are experiencing rapid valuation growth that reflects technical advantages and commercial adoption. However, outside of the AI-natives, most large enterprises have still not leveraged the full power of AI or DL. We believe that AI/DL has the potential to create significant economic value by applying such technologies at an enterprise level. Considering that over two decades the Internet added $13 trillion to equity market capitalizations globally, the power to accelerate equity market capitalization for AI/DL is substantial.

AI-first companies are starting to achieve outsized exits on public markets. Since 2015, AI-first companies have raised more than $180 billion in private capital in aggregate. Technological innovation in AI and ML over the past decade is starting to produce customer outcomes that can build large, successful, public companies that deliver long-term shareholder value. We believe that after a period of uncertainty, AI’s moment as a mainstream investment category has arrived. In 2020, Palantir, C3.ai and Upstart listed on public markets with explicit disclosure of their AI architectures, garnering outlier valuation multiples reflecting investor recognition of high growth, market disruption and sustainable competitive advantage. We believe that these successful listings have set the stage for a wave of enterprise AI IPOs over the next 1-2 years.

According to Pitchbook data, the fourth quarter of 2020 set a record for quarterly AI and ML venture capital funding with $16.5 billion invested, contributing to a new high of $52.1 billion invested in the segment in 2020 alone. This has created a large universe of potential targets that fit our investment criteria. We believe there will be significant interest from founders and early investors of these companies to partner with our team and pursue a public listing.

Application of AI in Banking, Financial Services and Insurance (BFSI)

Vertical applications in AI have the greatest potential to disrupt industries with features including paper-based manual processes, unutilized datasets, and rapidly evolving regulatory landscape. AI offers a near $450 billion opportunity for Banking and Financial Services by 2023, with the front and middle office accounting for $416 billion of that total. The three main channels where banks can leverage AI and ML are: Front Office (eg: Conversational Banking and Customer Acquisition), Middle Office (eg: Fraud Detection and Risk Management) and Back Office (eg: Underwriting and Loan Processing).

The main applications of AI in Banking and Financial Services include:

●	Consumer Banking: Automated Loan Processing, Customer Churn Prediction, Deposit Fraud Prediction, Credit Risk Scoring, Proof of Income Prediction, Marketing Optimization for Direct Mail Campaigns

●	Commercial Banking: Know Your Customer (KYC) for providing customers’ 360 degree view, Anti Money Laundering (AML) to reduce false positives, automated Suspicious Activity Report (SAR) filing, Document Classification (Trade Finance, Trust, Policy etc.) using ML

●	Credit Card/Payments: Credit Risk Scoring for Customer Acquisitions, Real Time Targeting to Improve Customer Conversions, Transaction Fraud Prediction, Application Fraud Prediction, Improve Customer Experience

●	Insurance: Automated Policy Underwriting, Dynamic Pricing, Automated Claim Processing, Fraud Detection, Call Center Volume Forecasting

Competitive Differentiation

While we may pursue a business combination target in any business or industry, we are focusing on companies within the BFSI sector that leverage AI, ML, digital, technology, and fintech, which complements the expertise of our management team. We believe that our management team, with its cross-sector understanding of AI technology and applications, is well positioned to take advantage of the growing set of opportunities focused on applying AI and ML to solve critical business problems across industries.

We believe that our management team’s relationships with leading technology company founders, executives of private and public companies, venture capitalists and private equity partners, in addition to the extensive industry and geographical reach of McLaren Strategic Ventures’ network, gives us a competitive advantage in pursuing a broad range of opportunities globally. We have an established track record of identifying high potential technology companies in their early stages, who are capable of developing innovative, superior solutions to meet the needs of large enterprises. Our management team believes that its proven ability to identify and implement value creation initiatives will remain central to its differentiated acquisition strategy.

In addition, our competitive strengths include:

●	Deep Operating Experience: Sajan Pillai, the founder and CEO of UST Global, spent the last 20 years focusing solely on technology services and solutions to some of the world’s largest corporations, building UST Global into a multi-billion dollar enterprise, with 25,000 employees globally. The rest of the team worked with Mr. Pillai in building and operating UST Global in various capacities. We believe that our ability to leverage this operating experience of the management team, is providing us with a distinct advantage in being able to source, evaluate and consummate an attractive transaction.

●	Proprietary Sourcing Channels and Leading Industry Relationships: We believe the capabilities and connections associated with our management team, in combination with our sponsor, is providing us with a differentiated pipeline of acquisition opportunities. These sourcing capabilities are further bolstered by our reputation and deep industry relationships we cultivated at Fortune 500 companies from C-suite down to the operator level.

●	Track Record of Sourcing Investment Opportunities: We believe that our management’s track record of identifying and sourcing transactions positions us well to appropriately evaluate potential business combinations and select one that will be well received by the public markets. The team spent the past 10 years investing UST’s balance sheet capital through their corporate venture capital arm, forming the practice and investing in nearly 100 technology companies across the globe. After leaving his role as CEO of UST Global in 2019, Mr. Pillai founded Season Two Ventures, where he is currently the Managing Partner focused on early-stage technology investments across BFSI and Healthcare. Mr. Pillai has formed a team of accomplished professionals from his tenure at UST Global and at Season Two, who have worked closely alongside him in investing capacity and operator roles.

●	Established Thesis and Database of Prospective Opportunities: The management team has refined its thesis through internal analysis and discussions as well as through input and validation from executives and other thought leaders in the industry. The team has also developed a deep database of target acquisition opportunities, from among established, growing private companies as well as potential carve outs from larger businesses. This database is being enhanced on a daily basis through various sources, including through the efforts of our management team’s outreach to the industry.

As seasoned operators, we are confident that we can build a rapidly growing, financially sound, profitable, market leading company that accrues substantial value to investors, upon combination with the target.

Acquisition Criteria

We believe that our management team is well positioned to identify transformative technology opportunities in BFSI. The proven track record of our management team in creating successful business combinations, their extensive relationships with technology entrepreneurs and Fortune 500 corporations, global reach and accelerating enterprise value creation, should resonate well with our prospective business combination targets.

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We are using these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We are seeking to acquire one or more businesses that we believe:

●	Enterprise Value. We are focusing on companies with enterprise values between $600 million and $2 billion, as those companies generally have proven business models and offer long-term value creation opportunities. The expansionary capital from the business combination can act as a powerful value accelerator for the enterprise. However, we are considering companies with any enterprise value, provided they offer significant value creation opportunities in our sector and meet our other business combination criteria.

●	Sector Focus. We are focusing on businesses within BFSI that have strong AI and ML capabilities, in which our management team has strategic and operational expertise and a proven track record to accelerate the value creation. In particular, we are focusing on businesses disrupting traditional industry segments within Financial Services, including risk management, loan processing, trade finance, compliance management, fraud monitoring and mitigation and anti-money laundering (AML), among others.

●	Committed and Capable Management Team. We are generally seeking to acquire a business with a professional management team, whose interests are aligned with those of our investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

●	Global Focus. We are seeking to acquire a business where the collective capabilities of our management and sponsor can be leveraged to tangibly improve the operations and market position of the target. The business should have the potential to benefit exponentially from growing its business into other geographies through our global network, and develop global sourcing and delivery capabilities.

●	Benefit as a Publicly Traded Company. We are primarily seeking a target that we believe will benefit from the profile that is associated with a publicly traded company and be able to effectively utilize the broader access to capital. The business must have a governance and control system in place and a management team that is mentally prepared to live up to the standards of a US listed company. In addition, the business proposition of the target can be clearly communicated to the capital market, with value-drivers that can be articulated clearly for the public market to evaluate and monitor.

●	Path to Monetization. With the funding from the business combination and the immediate value-enhancement initiatives provided by our management team, the target business should demonstrate a clear value monetization opportunity, as demanded by the public market.

●	Risk-Adjusted Return. We are intending to acquire one or more companies that we believe can offer attractive risk-adjusted return on investments similar to what is seen in venture capital transactions but at the scale of a public company to our stockholders.

We have focused and will continue to focus on target businesses that we believe have the potential to grow exponentially through application of AI and digital technologies in the financial services sector. We may also consider global assets that help us rapidly and successfully deploy functionally rich high value enterprise AI applications at the world’s largest corporations to enable their enterprise digital transformation. Especially of interest are niche AI companies with disruptive innovation and core technologies that can displace older technologies or create new markets for us. We may use other criteria and guidelines as well.

We are using these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in the Registration Statement, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission.

We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination. We are intending to acquire a company with an enterprise value significantly above the net proceeds of our initial public offering and the sale of the placement warrants. Depending on the size of the transaction or the number of public shares we become obligated to redeem, we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued by banks or other lenders or the owners of the target, a private placement to raise additional funds, or a combination of the foregoing. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient to meet our obligations or our working capital needs, we may need to obtain additional financing.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also utilize the expertise of our management team in analyzing companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become officers or directors of another special purpose acquisition company with a class of securities intended to be registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even prior to us entering into a definitive agreement for our initial business combination.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (November 5, 2021), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c)  in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for a business combination in the amount of $205,287,195 as of December 31, 2021, after payment of up to $7,043,750 of deferred underwriting fees and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will have until the end of our completion window to complete an initial business combination. If we anticipate that we may not be able to consummate our initial business combination by February 5, 2023, we may, but are not obligated to, if requested by our sponsor or its affiliates, extend the period of time to consummate a business combination six times by an additional one month each time for a total of up to 21 months (the “Paid Extension Period”). In addition, we will be entitled to an automatic three-month extension (the “Automatic Extension Period”) if we have filed a preliminary proxy statement, registration statement or similar filing for an initial business combination during the 15-month period or Paid Extension Period, to complete a business combination. In the case of the Paid Extension Period or Automatic Extension Period, public shareholders will not be offered the opportunity to vote on or redeem their shares if we choose to make any such paid extension or in connection with an automatic extension. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental, in order to avail ourselves of the Paid Extension Period to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each month extension $664,125 ($0.033 per share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. Any such time extension funding loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. Up to $4,000,000 of such time extension funding loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. If we do not complete a business combination, we will not repay such loans. In the event that we receive notice from our sponsor or its affiliates five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. For the avoidance of doubt, no amounts need to be deposited into the trust account for the Automatic Extension Period. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such paid extension or an automatic extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and will reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will virtually have unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination on companies within the BFSI sector that leverage AI, ML, digital, technology, and fintech. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or applicable stock exchange listing requirements, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.

There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.20 per public share. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares acquired during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares (excluding the founder shares held by the representative), we would need only 7,896,876, or 39.2%, of the 20,125,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted in favor of the transaction) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many special purpose acquisition companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the stockholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until the end of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination before the end of the completion window.

Our sponsor, officers and directors have entered into a letter agreement with us, and our representative has entered into an agreement, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares if we fail to complete our initial business combination within the completion window. However, if our sponsor, officers or directors or representative acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,017,354 of proceeds held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we have access to up to approximately $1,017,354 from the proceeds of our initial public offering and the sale of the placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2021, the amount held outside the trust account was $1,017,354.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following February 5, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within the completion window, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters, but they do devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

Our units, Class A common stock, and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (November 5, 2021), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	we may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of someone’s public warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without their approval;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least by February 5, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by February 5, 2023;

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine; and

●	our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 2600 Michelson Drive, Suite 1700, Irvine, CA 92612 and our telephone number is (949) 989-4638. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols MLAIU, MLAI, and MLAIW, respectively. Our units commenced public trading on November 3, 2021, and our public shares and public warrants commenced separate public trading on December 23, 2021.

(b)	Holders

On March 31, 2022, there was one holder of record of our units, one holder of record of shares of our Class A common stock and two holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On November 5, 2021, pursuant to the Registration Statement, which was declared effective on November 2, 2021, the Company consummated its initial public offering of 20,125,000 units, including 2,625,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $201,250,000. The representative acted as sole bookrunner and representative of the underwriters of the initial public offering.

A total of $205,275,000 of the proceeds from the initial public offering, the sale of the private placement warrants, and the sale of the representative shares was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to McLaren Technology Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a newly organized blank check company incorporated on February 24, 2021, as a Delaware corporation and formed for the purpose of effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The registration statement for our initial public offering was declared effective on November 2, 2021. On November 5, 2021, we consummated our initial public offering of 20,125,000 units, including the full exercise of the underwriters’ over-allotment option to purchase 2,625,000 units, at a purchase price of $10.00 per unit. Transaction costs amounted to $13,436,005 consisting of $4,025,000 of underwriting commissions, $7,043,750 of deferred underwriting commissions, $1,847,600, which represents the fair value of the representative shares in excess of cash paid, and $519,655 of other offering costs, and was all charged to stockholders’ deficit.

Simultaneously with the consummation of the initial public offering, we consummated the private placement of 9,050,000 placement warrants to the sponsor, at a price of $1.00 per placement warrant, generating gross proceeds to us of $9,050,000.

Upon the closing of the initial public offering and the private placement, an amount of $205,275,000 ($10.20 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the private placement warrants was deposited into a trust account, located in the United States with Continental acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our tax obligations and up to $100,000 of interest that may be used for our dissolution expenses, the proceeds from the initial public offering and the sale of the private placement warrants held in the trust account will not be released from the trust account until the earliest to occur of: (a) the completion of the initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with the initial business combination or certain amendments to our charter prior thereto or to redeem 100% of the public shares if we does not complete our initial business combination within the completion window or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of the public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

We will have only until the completion window to complete the initial business combination. However, if we are unable to complete the initial business combination within the completion window (and our stockholders have not approved an amendment to our charter extending this time period), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

The Company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the sponsor of up to $300,000 (see Note 5). Since the Company’s initial public offering through December 31, 2021, the Company’s liquidity needs were satisfied through funds from the private placement warrants. At December 31, 2021, the Company had $1,017,354 in its operating bank account and working capital of $1,017,795, which mainly consisted of the portion of proceeds of the sale of the private placement warrants not held in the trust account. In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital to meet our needs through the earlier of the consummation of an initial business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete an initial business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 5, 2023, 15 months from the closing of the initial public offering, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by the specified period. If an initial business combination is not consummated by February 5, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by February 5, 2023.

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

Results of Operations

As of December 31, 2021, we had not commenced any operations. All activity for the period from February 24, 2021 (inception) through December 31, 2021 relates to our formation and the initial public offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 24, 2021 (inception) to December 31, 2021, we had a net loss of approximately $333,127, which consisted of formation costs of $345,322 offset by interest income of $12,195.

Contractual Obligations

We had contractual obligation relating to the administrative support agreement, registration rights, underwriters’ agreement and promissory note as discussed below.

Administrative Support Agreement

Commencing on the date that our securities were first listed on the Nasdaq Global Market, we agreed to pay an affiliate of our sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees.

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

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the initial public offering, or $7,043,750, which will be paid to the underwriters from the funds held in the trust account upon completion of our initial business combination, subject to the terms of the underwriting agreement.

Promissory Note

On March 1, 2021, the sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the initial public offering. This loan is noninterest bearing, unsecured and was due at the earlier of December 31, 2021 or the closing of the initial public offering. As of December 31, 2021, the Company had fully repaid the outstanding balance of $248,545.

Critical Accounting Policies

Common Stock Subject to Possible Redemption

We will account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on February 24, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Sajan Pillai	53	Chairman and Chief Executive Officer
John Vilina	33	President, Secretary and Director
Rajeev Nair	51	Chief Financial Officer
Murali Gopalan	53	Chief Operating Officer
Juan Villalonga	68	Director
Sunir Kapoor	59	Director
Christopher Yoshida	44	Director
Secil Tabli Watson	50	Director

The experience of our directors and executive officers is as follows:

Sajan Pillai has served as our Chairman and Chief Executive Officer since inception. He has also been the General Partner of Season Two Ventures, a venture capital firm based in India and California, and Chairman of McLaren Strategic Ventures Holdings Inc., a California-based business accelerator, since September 2019. Prior to his current work, Mr. Pillai was the Chief Executive Officer of UST Global, an international Digital and Technology firm based in California from 2008 until May 2019. While at UST Global, Mr. Pillai led the company’s global business operations through its centers in the United States, United Kingdom, Spain, India, Malaysia, the Philippines, Singapore, Mexico, Australia, Poland and Israel. Mr. Pillai’s leadership helped UST Global grow from 20 employees to 25,000 employees during his tenure there. This growth translated to a CAGR of over 30% in invested capital for the investors. With a rich and extensive background in technology, Mr. Pillai has held several senior management positions in the industry and also holds patents in Internet Computing and Data Systems. Mr. Pillai has served on the boards of directors of the California Science Center, a nonprofit science museum in Los Angeles, California, from 2013 to 2016; the Global Virus Network, an international coalition of medical virologist, from 2013 to 2016; and PEACE One Day Corporate Coalition, a nonprofit organization whose mission is to institutionalize a day of global ceasefire and non-violence around the world, from 2013 to 2016. Mr. Pillai’s industry recognition includes Elite 100 CEO Leaders in STEM by STEMconnector and Top 100 CEOs for the Employees’ Choice Award by Glassdoor. He has also been featured in Leaders magazine, for his focus on entrepreneurship and innovation, technology and diversity. As a seasoned technology leader, Mr. Pillai has been a speaker at the Milken Global Conference and Knowledge@Wharton. Mr. Pillai, as the Chief Executive Officer of UST Global, launched Step IT Up America — an initiative to train and hire 5,000 minority women from various US cities to work in technology. Step IT Up America was endorsed by both political and business leaders across America. Mr. Pillai holds a Bachelor of Technology Degree in Computer Science & Engineering from University of Kerala, India.

John Vilina has served as our President, Secretary and a Director since inception. He has spent the last decade in finance, working in numerous areas from macro-trading to venture capital. After graduating from Cornell University with a degree in Economics in 2010, he began working for Deutsche Bank in Tokyo. In 2012, he joined Goldman Sachs (NYSE: GS), a multinational investment bank and financial services company, as an Associate, where he was one of two traders responsible for the Asia foreign exchange business, servicing a client base of hedge funds, corporates, and large asset managers. In 2016, he joined Morgan Stanley (NYSE: MS), a multinational investment bank and financial services company, as a Vice President, where he was responsible for the Japan Spot FX trading business, again servicing a broad client base in both Asia and the US. In 2018, Mr. Vilina moved to Southern California to work with a local family office managing their alternative assets. Soon after in 2019, the family office decided to expand the alternative asset practice and start an early-stage venture fund, Season Two Ventures Management LLC, investing in Indian B2B startups across banking, healthcare, and supply chain verticals. Mr. Vilina is one of three general partners at the fund, primarily focusing on banking and fintech related startups, while also managing global operations. To supplement the growth of the startup portfolio at Season Two Ventures Management LLC, the partners created McLaren Strategic Ventures Holdings Inc., a business accelerator focused on driving growth in startup companies. Mr. Vilina received a Bachelor’s degree in Economics from Cornell University.

Rajeev Nair has served as our Chief Financial Officer since inception. He has more than 20 years’ experience in finance and technology and is skilled in applying AI for Business Strategy. He worked with Mr. Pillai at UST Global from July 2010 to June 2016, as the Head of Corporate Finance and provided strategic direction to the management team, building UST Global to over $1 billion in valuation. He led strategic investments for UST Global, leading the company’s technology footprint expansion with investments in AI, Analytics and Digital companies. In the CFO’s role, he also led the company investments in Mexico, Rwanda and Asia. Since January 2017, Mr. Nair has served as the President of Techurate USA, Inc., an AI strategy consulting firm. From February 2018 to June 2020, Mr. Nair worked as an advisor and strategic analyst for Northeast Big Data Innovation Hub at Columbia University, a think tank created by the US Government, New York City and Harvard/MIT/Columbia to apply AI/ML technologies to solve business problems in the finance and healthcare industries. From July 2018 until June 2019, Mr. Nair served as a Vice President of Abzooba Inc., an AI business solutions company. From August 2019 to June 2020, Mr. Nair worked as a Vice President at CreditOne Bank, a United States credit card issuer, where he worked on AI and ML projects. From 2008 to 2010, Mr. Nair served as a consultant to GE Capital, the financial services division of General Electric (NYSE: GE), and to Prudential Investment Management, focusing on Finance/Risk Management and Technology. Mr. Nair earned his MBA from Columbia Business School, New York, where he was in the Dean’s Honor List. He completed his executive education from MIT on AI for Business Strategy, Post Graduate Diploma in Management from IIM Bangalore and Bachelor of Technology (Hons) from Indian Institute of Technology, Kharagpur.

Murali Gopalan has served as our Chief Operating Officer since inception. He is a techno-commercial leader experienced in building global scale operations for technology execution and sales in American, European and Asian geographies. He has been the Managing Director of McLaren Strategic Ventures Holdings, Inc., a business accelerator based in California, since August 2020. Since April 2019, Mr. Gopalan has served as the co-founder, CEO and director of Cleareye.ai, a California-based company that uses an AI platform to help banks in revenue growth, cost management and compliance, where he leads the company’s investment and acquisition efforts, as well as its global operations. From 1999 until April 2019, Mr. Gopalan held various positions at UST Global, a global digital technology service and solution provider, where he worked closely with Mr. Pillai. From 1999 until 2006, Mr. Gopalan served as the Chief Operating Officer of UST. In 2006, he launched UST Global European operations from London, which grew to a division that generated more than $150 million in annual sales. From 2008 until 2012, Mr. Gopalan served as UST’s Global Chief Information Officer, where he led the company’s innovation efforts. From 2013 until 2019, Mr. Gopalan was UST’s Chief Commercial Officer where he helped secure new business acquisition and development activities. From 2000 until 2006, at UST Global India, he built its primary technology execution engine with several thousand engineers. From 2006 until 2008, as the Head of New Sales, he successfully led the acquisition of some of the largest global companies as customers for UST. Since 2002, Mr. Gopalan has been an active Founding Member of a South Indian chapter of the Indus Entrepreneurs, a Silicon Valley-based nonprofit supporting technology entrepreneurs. Prior to that, he worked in Colgate Palmolive NY and in Procter & Gamble from 1994 to 1999. Mr. Gopalan received an MBA in Marketing & Finance from the Indian Institute of Management, Calcutta and received a Bachelor of Technology Degree in Computer Science & Engineering from University of Kerala, India.

Juan Villalonga has served as one of our directors since November 2021. Since January 2021, Mr. Villalonga, has served as a Partner of Lutetia Technology Partners, that has recently launched a post IPO fund called the Digital Opportunity Transformation Fund. Mr. Villalonga has also served as a Strategic Advisor of SparkBeyond, an artificial intelligence powered problem solving platform, since July 2020. From 2011 until 2018, Mr. Villalonga served as a Co-Founder and Partner of Hermes Growth Partners, a growth equity firm focused on technology investment. Previously, Mr. Villalonga served as the Executive Chairman and Chief Executive Officer of Telefónica Group, a Spanish multinational telecommunications company, from 1996 until 2000. From 1992 to 1996, he served as the General Manager in Spain for Bankers Trust and Credit Suisse First Boston. Prior to that, Mr. Villalonga was as Partner at McKinsey & Company, an American worldwide management consulting firm, from 1980 until 1989. Since July 2021, Mr. Villalonga has served as a director of Global Technology Acquisition Corp. I, a special purpose acquisition corporation, where he serves on the board’s nominating and compensation committees. Mr. Villalonga has served as an advisor to the board of directors of Aiola Ltd, a virtual sales analyst software company, since February 2021. Mr. Villalonga also serves as a member of the advisory board of Lutetia Capital, an independent asset management group specializing in alternative investments, since September 2015. Mr. Villalonga served on the board of directors of Trade Desk Inc. (NASDAQ: TTD), a global software company that purchases data-driven digital advertising campaigns, from 2013 to 2017; MegaFone from 2006 to 2008; Axiata Group Berhad from 2009 to 2017; and Etisalat Group from 2018 to 2021. Mr. Villalonga holds an MBA from IESE Business School — University of Navarra and an LLB from the Deusto University. We believe Mr. Villalonga’s significant executive, investment and financial expertise make him well qualified to serve as a member of our board of directors.

Sunir Kapoor has served as one of our directors since November 2021. Mr. Kapoor is an executive and entrepreneur with global experience in technology businesses in Europe and the US for over 30 years. He is currently serving as an Independent Director on the board of BBVA (NYSE:BBVA), where he created their Technology & Cybersecurity Committee for board governance and has served there since March 2016. Mr. Kapoor is also currently an Operating Partner at Atlantic Bridge Capital, a transatlantic venture capital firm in Silicon Valley, with over $1.5B in assets under management, and has served there since 2012. Mr. Kapoor is an advisor and board member to companies such as Vectra AI, Inc. and Stratio Big Data Inc., as well as having led investments in companies with innovative technology such as Devo Technology, Inc, helping them develop and disrupt legacy markets. Mr. Kapoor was the CEO of UBmatrix, the creator of eXtensible Business Reporting Language (XBRL), now the standard for business information exchange, from October 2005 to January 2011. The standard has revolutionized the regulatory reporting of financial information and risk globally. UBmatrix was acquired by R.R. Donnelley (NASDAQ:RRD) in August 2012. Mr. Kapoor was a founder of Cassatt, an early cloud computing pioneer, from January 2004 to August 2005, which fueled the emergence of SaaS and was acquired by Computer Associates in June 2009. Mr. Kapoor was also co-founder and CEO of E-Stamp from March 1996 to March 1999. He is credited with inventing the market and technology for Internet postage and payment, leading E-Stamp Corporation to a successful IPO. In his career, Mr. Kapoor has held senior management positions at Oracle (from August 1994 to February 1996 and from March 2002 to January 2004), Microsoft (from August 1990 to August 1994) and at Novell (from September 1988 to January 1990) in Silicon Valley, Seattle, Paris, Frankfurt and London. He also has had various engineering roles at the European Space Agency and Honeywell. Mr. Kapoor holds a BS Honors Degree in Physics from the University of Birmingham, and an MS in Computer Systems from the Cranfield Institute of Technology, both in the UK, and resides in Silicon Valley, California. We believe that Mr. Kapoor’s 30+ years of expertise in technology, venture capital and innovation makes him well qualified to serve on our board of directors.

Christopher Yoshida has served as one of our directors since November 2021. Mr. Yoshida has served as a Founder and Managing Partner of Pine Tree Partners, a private investment vehicle back by long-term strategic capital, that seeks out uncorrelated and opportunistic investments, since January 2021. Previously, Mr. Yoshida served as Senior Advisor and European Head of Capital Solutions at The Carlyle Group, a global investment firm, from October 2018 until October 2020. Prior to that, Mr. Yoshida was the Chief Strategy, Sales & Marketing Officer at trueEX, a financial technology company, from April 2017 until October 2018. From September 2014 until March 2016, Mr. Yoshida worked as a Managing Director at Deutsche Bank (NYSE: DB), a multinational German investment bank and financial services company. At Deutsche Bank, Mr. Yoshida was Global Head of Interest Rate Distribution, Listed Derivatives and Markets Clearing, Head of Securitized Product Sales — Americas and a member of the Global ICG Executive Committee. Prior to Deutsche Bank, Mr. Yoshida was a Managing Director at Morgan Stanley International from May 2012 to August 2014, where he was EMEA Head of Rates Distribution and a member of the EMEA FICC Operating Committee. Mr. Yoshida started his career at Goldman Sachs with roles in debt capital markets and structured credit sales. Since April 2021, Mr. Yoshida has served as a director of Karson Management, an independent financial market structuring and platform-development company, and Bottlepay, a social media monetary transaction company. Mr. Yoshida also has served on the Board of Directors of Rodin Income Trust, a publicly registered, non-traded real estate investment trust, since March 2018. In addition, Mr. Yoshida has served as the Non-Executive chairman of AiX, an artificial intelligence trading broker, from November 2019 until April 2021. Mr. Yoshida has served as a senior advisor to the Kairos Society since March 2016. Mr. Yoshida is a graduate of St. Lawrence University where he received a Bachelor of Arts in Economics. We believe that Mr. Yoshida’s extensive experience with private equity, credit, venture capital and broad financial markets makes him qualified to serve on our board of directors.

Secil Tabli Watson has served as one of our directors since November 2021. Ms. Watson has been a director on the boards of directors of Bank of Marin Bancorp (NASDAQ: BMRC) and its subsidiary, Bank of Marin since April 2021. She has been an independent director on the board of directors of Landed, a fintech company whose mission is to help essential workers own homes, since November 2021. Ms. Watson was a member of the Conservation Society of California and Oakland Zoo board from 2014 to 2020, where her roles included vice chair and co-chair. She also chaired their audit, education, and succession planning committees and participated in their CEO search. Ms. Watson is currently an independent strategy consultant to Fortune 500 companies advising on digital transformation and product management. She is also on the Strategic Advisory Board of private equity firm FTV Capital, since February 2015. Formerly an Executive Vice President and Head of Digital Solutions for Business at Wells Fargo, Ms. Watson transformed the bank digitally and managed key enterprise channels and technologies for customers, from July 2002 to March 2021. Her banking and financial technology expertise includes innovations in payments and cyber-fraud, digital customer experience and transformation. During her 18 years at Wells Fargo, she was Executive Advisor to their Women’s Team Member Network and a member of the Enterprise Diversity Council. Ms. Watson is a lecturer on open banking and platforms and has won numerous awards for innovation in banking, including winner of 2021 Celent Model Bank Award for Embedded Finance for open banking SDKs and 2016 Digital Banker of the Year by American Banker. Ms. Watson holds an MBA in Finance from The Wharton School, University of Pennsylvania, and a BA in Economics and Government/International Relations from Cornell University. We believe that Ms. Watson’s 28 years of expertise in digital banking, technology and innovation makes her qualified to serve on our board of directors.

Number and Terms of Office of Officers and Directors

We currently have six (6) directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Villalonga and Yoshida and Ms. Watson will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Pillai, Kapoor and Vilina, will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Villalonga and Yoshida and Ms. Watson serve as members of our audit committee, and Mr. Villalonga chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Villalonga and Yoshida and Ms. Watson meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined Mr. Villalonga qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Villalonga and Kapoor serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Villalonga and Kapoor are independent and Mr. Villalonga chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Villalonga, Kapoor and Yoshida and Ms. Watson. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the period from February 24, 2021 (inception) through December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

None of our officers has received any cash compensation for services rendered to us. We pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 25,156,250 shares of our common stock, consisting of (i) 20,125,000 shares of our Class A common stock and (ii) 5,031,250 shares of our Class B common stock, issued and outstanding as of March 31, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
McLaren Technology Acquisition Sponsor LLC (2)(4)	—	—	5,031,250	100%	20%
Sajan Pillai (2)(4)	—	—	5,031,250	100%	20%
John Vilina (3)	—	—	—	—	—
Rajeev Nair (3)	—	—	—	—	—
Murali Gopalan (3)	—	—	—	—	—
Juan Villalonga (3)	—	—	—	—	—
Sunir Kapoor (3)	—	—	—	—	—
Christopher Yoshida (3)	—	—	—	—	—
Secil Tabli Watson (3)	—	—	—	—	—
All executive officer and directors as a group (8 individuals)	—	—	5,031,250	100%	20%

Other 5% Stockholders
Saba Capital Management, L.P. (5)	1,616,999	8.03%	—	—	6.43%
Highbridge Capital Management, LLC (6)	1,259,748	6.26%	—	—	5.00%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o McLaren Technology Acquisition Corp., 2600 Michelson Drive, Suite 1700, Irvine, CA 92612.

(2)	McLaren Technology Acquisition Sponsor LLC, our sponsor, is the record holder of the securities reported herein. McLaren Strategic Ventures Holdings, Inc. is the managing member of our sponsor and Sajan Pillai is the controlling shareholder of McLaren Strategic Ventures Holdings, Inc. By virtue of this relationship, Mr. Pillai may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Pillai disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(3)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to a Schedule 13G filed on February 14, 2022, McLaren Technology Acquisition Sponsor LLC, McLaren Strategic Ventures Holdings, Inc. and Sajan Pillai own 5,031,250 Class B common stock. The business address for the reporting persons is c/o McLaren Technology Acquisition Corp. 2600 Michelson Drive, Suite 1700, Irvine, CA 92612.

(5)	According to a Schedule 13G filed on November 12, 2021, Saba Capital Management, L.P., Boaz R. Weinstein, and Saba Capital Management GP, LLC acquired 1,616,999 shares of Class A common stock. The business address for each of the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)	According to a Schedule 13G/A filed on February 3, 2022, Highbridge Capital Management, LLC acquired 1,259,748 shares of Class A common stock. The business address for the reporting person is 277 Park Avenue, 23rd Floor, New York, New York 10172.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 9, 2021, we issued an aggregate of 8,625,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per share. On June 23, 2021, our sponsor returned to us, at no cost, an aggregate of 2,875,000 founder shares, which we cancelled. On October 1, 2021, our sponsor returned to us, at no cost, an additional 718,750 founder shares, which we cancelled, resulting in an aggregate of 5,031,250 founder shares outstanding and held by our sponsor. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. Up to 656,250 founder shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the initial public offering, these shares are no longer subject to forfeiture.

Our sponsor purchased an aggregate of 9,050,000 placement warrants at a price of $1.00 per warrant ($9,050,000 in the aggregate) in the private placement. Each placement warrant entitles the holder thereof to purchase one share of our Class A common stock at $11.50 per share. The placement warrants will not be redeemable by us so long as they are held by our sponsor or its permitted transferees. If the placement warrants are held by holders other than our sponsor or its permitted transferees, the placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. Otherwise, the placement warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering.

We pay an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans are non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of our initial public offering. Upon the closing of our initial public offering, the Company paid the balance due under the promissory note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the placement warrants. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, placement warrants and warrants issued upon conversion of working capital loans (if any). We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Villalonga, Kapoor and Yoshida and Ms. Watson are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from February 24, 2021 (inception) to December 31, 2021 totaled approximately $75,705.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from February 24, 2021 (inception) to December 31, 2021 we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the period from February 24, 2021 (inception) to December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the period from February 24, 2021 (inception) to December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

MCLAREN TECHNOLOGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

McLaren Technology Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of McLaren Technology Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 24, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the result of its operations and its cash flows for the period from February 24, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete an initial business combination by the close of business on February 5, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Boston, MA

April 14, 2022

MCLAREN TECHNOLOGY ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

Assets:
Cash	$1,017,354
Prepaid expenses and other current assets	215,517
Total current assets	1,232,871
Prepaid expenses-non current	142,228
Cash and securities held in Trust Account	205,287,195
Total assets	$206,662,294

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Accrued expenses	$205,076
Due to related party	10,000
Total current liabilities	215,076
Deferred underwriting fee	7,043,750
Total liabilities	7,258,826

Commitments and Contingencies (Note 7)
Common stock subject to possible redemption, 20,125,000 shares at redemption value of $10.20	205,275,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, excluding 20,125,000 shares subject to possible redemption	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,031,250 shares issued and outstanding	503
Additional paid-in capital	—
Accumulated deficit	(5,872,035)
Total stockholders’ deficit	(5,871,532)
Total Liabilities, Common Stock Subject to Redemption and Stockholders’ Deficit	$206,662,294

The accompanying notes are an integral part of these financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 24, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation costs	$345,322
Loss from operations	(345,322)

Other income
Interest earned on investments held in Trust Account	12,195
Total other income	12,195

Net loss	$(333,127)

Weighted average shares outstanding, common stock subject to possible redemption	3,849,413
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.03)
Weighted average shares outstanding, Class B common stock	6,550,755
Basic and diluted net loss per share, Class B common stock	$(0.03)

The accompanying notes are an integral part of these financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 24, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 24, 2021 (inception)	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	5,031,250	503	24,497	—	25,000
Proceeds allocated to Public Warrants, net of offering costs	—	—	4,363,068	—	4,363,068
Proceeds allocated to Private Placement Warrants, net of offering costs	—	—	9,027,300	—	9,027,300
Repurchase of Class B common stock from Sponsor	(300,000)	(30)	30	—	—
Sale of Class B common stock to representative	300,000	30	999,970	—	1,000,000
Excess of fair value over cash paid for representative shares	—	—	1,847,600	—	1,847,600
Re-measurement of Class A common stock subject to possible redemption to redemption amount	—	—	(16,262,465)	(5,538,908)	(21,801,373)
Net loss	—	—	—	(333,127)	(333,127)
Balance as of December 31, 2021	5,031,250	$503	$—	$(5,872,035)	$(5,871,532)

The accompanying notes are an integral part of these financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 24, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net loss	$(333,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(12,195)
Changes in current assets and liabilities:
Prepaid expenses and other assets	(357,745)
Accrued expenses	205,076
Due to related party	10,000
Net cash used in operating activities	(487,991)

Cash flows from investing activities:
Principal deposited in Trust Account	(205,275,000)
Net cash used in investing activities	(205,275,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	197,225,000
Proceeds from private placement	9,050,000
Proceeds from sale of Class B common stock to Sponsor	25,000
Proceeds from sale of Class B common stock to representative	1,000,000
Offering costs paid	(271,110)
Repayment of promissory note - related party	(248,545)
Net cash provided by financing activities	206,780,345

Net change in cash	1,017,354
Cash, beginning of the period	—
Cash, end of the period	$1,017,354

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee	$7,043,750
Excess of fair value over cash paid for representative shares	$1,847,600
Remeasurement of Class A common stock subject to possible redemption	$21,801,373
Offering costs paid by Sponsor in exchange for promissory note - related party	$248,545

The accompanying notes are an integral part of these financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

McLaren Technology Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on February 24, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 24, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its cash and investments held in the trust account derived from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Commencing December 23, 2021, holders of the 20,125,000 units sold in the Company’s initial public offering may elect to separately trade the Company’s Class A common stock and warrants included in the units. Class A common stock and warrants that are separated will trade on the Nasdaq Stock Market LLC under the symbols “MLAI” and “MLAIW,” respectively. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Those units not separated will continue to trade on the Nasdaq Stock Market LLC under the symbol “MLAIU.”

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 9,050,000 Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $9,050,000, which is described in Note 4.

Additionally, simultaneously with the closing of the IPO, pursuant to a Subscription Agreement, dated November 2, 2021, by and between the Company and Mizuho Securities USA LLC, the representative of the underwriters (the “representative”), the Company completed the private sale of an aggregate of 300,000 shares of Class B common stock of the Company, par value $0.0001 per share (the “Representative Shares”) at a purchase price of approximately $3.33 per Representative Share, generating gross proceeds to the Company of $1,000,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Representative Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) (see Note 5).

Transaction costs amounted to $13,436,005 consisting of $4,025,000 of underwriting commissions, $7,043,750 of deferred underwriting fees, $1,847,600, which represents the fair value of the Representative Shares in excess of cash paid, and $519,655 of other offering costs, and was all charged to stockholders’ deficit.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the signing a definitive agreement in connection with the Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the IPO on November 5, 2021, $205,275,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Warrants was deposited into a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 of interest that may be used for its dissolution expenses, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the Company’s completion of an initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO (or up to 24 months from the closing of the initial public offering if we extend the time to complete a Business Combination pursuant to the terms of the Company’s amended and restated certificate of incorporation, the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the public shares if the Company has not completed an initial Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, which would have priority than the claims of the Company’s public stockholders.

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

The Sponsor, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive: (1) their redemption rights with respect to any Founder Shares (defined below) and public shares held by them in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre- initial Business Combination activity; and (3) their rights to liquidating distributions from the trust account with respect to any Founder Shares they hold if the Company fail to complete its initial Business Combination within the Combination Period (4) vote any shares of Class B common stock held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the trust account to below the lesser of (1) $10.20 per public share or (2) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

The Company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). The Company liquidity needs since its IPO and through December 31, 2021 have been satisfied through proceeds from the Private Placement. At December 31, 2021, the Company had $1,017,354 in its operating bank account and working capital of $1,017,795 which mainly consisted of the portion of proceeds of the sale of the Private Placement Warrants not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 5, 2023, 15 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by February 5, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete a business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by February 5, 2023.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved.

Further, Section102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

 The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held U.S. Treasury Bills with a maturity of less than three months in the amount of $205,274,080 which it considers as cash equivalents as of December 31, 2021.

Cash and Securities Held in Trust Account

As of December 31, 2021, investment in the Company’s Trust Account consisted of $13,115 cash and $205,274,080 in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on January 4, 2022. The Company earned interest of $12,195 and as of December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying cost to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statement of operations. Interest income is recognized when earned. The carrying value, excluding gross unrealized holding gains, and fair value of held to maturity securities at December 31, 2021 are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$205,274,080	$920	$—	$205,275,000
Cash	13,115	—	—	13,115
	$205,287,195	$920	$—	$205,288,115

Common Stock Subject to Possible Redemption

All of the 20,125,000 public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2021, all shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s financial statements.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheet as of December 31, 2021 is reconciled in the following table:

Gross Proceeds from IPO	$210,250,000
Proceeds allocated to Public Warrants	(4,628,750)
Class A common stock issuance costs	(13,147,623)
Accretion of carrying value to redemption value	21,801,373
Class A common stock subject to possible redemption	$205,275,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs amounted to $13,436,005 and were charged to stockholders’ deficit upon the completion of the IPO.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits or uncertain tax positions as of December 31, 2021, and, as such, no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the period presented.

	For the period from February 24, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(123,300)	$(209,827)

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	3,849,413	6,550,755
Basic and diluted net loss per share	$(0.03)	$(0.03)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt with Conversion and Other Options” (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On November 5, 2021, the Company sold 20,125,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 2,625,000 Units, at a purchase price of $10.00 per Unit. Each Unit consisted of one share of Class A common stock, an aggregate of 20,125,000 shares, and one-half of one redeemable public warrant, an aggregate of 10,062,500 public warrants. Each whole public warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share, subject to adjustment (see Note 8).

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

On November 5, 2021, the Sponsor forfeited and returned, and the Company then cancelled, 300,000 Founder Shares at no cost, and the representative purchased 300,000 shares of Class B common stock, for an aggregate purchase price of $1,000,000, in connection with the closing of the IPO. Additionally, on November 5, the Sponsor transferred 50,000 Founder Shares to the representative as additional compensation for underwriting the IPO (see Note 7).

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

Promissory Note — Related Party

On March 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and was due at the earlier of December 31, 2021 or the closing of the IPO. As of December 31, 2021, the Company had fully repaid the outstanding balance of $248,545.

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Fee

Commencing on the date that our securities were first listed on the Nasdaq Global Market, the Company agreed to pay an affiliate of the Sponsor, $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. The Company incurred $20,000 in administrative support service expense for the period from February 24, 2021 (inception) to December 31, 2021. At December 31, 2021, a total of $10,000 has been accrued for amounts owed by the Company under the administrative support agreement.

Note 6 — Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Organizational costs/Start-up costs	$51,335
Federal net operating loss	18,622
Total deferred tax asset	69,957
Valuation allowance	(69,957)
Deferred tax asset, net of allowance	$-

The income tax provision consists of the following:

For the period from February 24, 2021 (inception) through December 31, 2021
Federal
Current	$-
Deferred	(69,957)
State
Current	-
Deferred	-
Change in valuation allowance	69,957
Income tax provision	$-

The Company’s net operating loss carryforward is $88,677 at of December 31, 2021.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 24, 2021 (inception) to December 31, 2021, the increase in the valuation allowance was $69,957.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	-
Permanent book/tax differences	-
Change in valuation allowance	(21.00)%
Income tax provision	-

The Company files income tax returns in the U.S. federal jurisdiction and in California and is subject to examination by the various taxing authorities, since inception.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the IPO (and the shares of Class A common stock underlying such Private Placement Warrants) and (iii) warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement which was signed on November 5, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On November 5, 2021, the Company paid a cash underwriting discount of 2.0% per Unit, or $4,025,000.

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $7,043,750, upon the completion of the Company’s initial Business Combination.

Representative’s Common Stock

On November 5, 2021, the Sponsor forfeited and returned, and the Company then cancelled 300,000 Founder Shares at no cost, and the representative purchased 300,000 Class B shares, for an aggregate purchase price of $1,000,000. The Company estimated the fair value of these 300,000 Class B shares to be $2,440,800 and has recorded the $1,440,800 excess of fair value of the shares above the cash paid as an offering cost, which was recorded as a charge to stockholders’ deficit. Additionally, on November 5, 2021, the Sponsor transferred 50,000 Founder Shares to the representative for no cost. The Company estimated the fair value of these shares to be $406,800 which was recorded as an offering cost and charged to stockholders’ deficit.

The representative will be subject to the same restrictions and other agreements of the Sponsor with respect to the Founder Shares. The Founder Shares transferred to the representative will be subject to the same concessions as those applied to the Founder Shares held by the Sponsor in accordance with the terms of a Business Combination.

The following table presents information about the Company’s fair value measurement of the Class B shares on November 5, 2021 using the Monte Carlo Model:

Inputs
Stock price	$10.00
Volatility	16.3%
Expected term of the warrants	2.2 years
Risk-free rate	0.45%
Dividend yield	0.0%

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2021, there were no shares of Class A common stock issued and outstanding (excluding 20,125,000 shares subject to possible redemption).

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2021, there were 5,031,250 shares of Class B common stock issued and outstanding.

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

The Class B common stock will automatically convert into Class A common stock upon the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding (i) any shares of Class A common stock redeemed by public stockholders in connection with the initial Business Combination and (ii) any Class A common stock or equity-linked securities exercisable for or convertible into Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants – The Company accounts for the 19,112,500 warrants, issued and outstanding at December 31, 2021, in connection with the IPO (10,062,500 Public Warrants and 9,050,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. The Company concluded that the Public and Private Placement Warrants are considered indexed to the entity’s own stock and meet other equity classification requirements. Therefore, Public and Private Placement Warrants are considered equity instruments and are classified as such.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 2, 2021, by and between the Company and Mizuho Securities USA LLC, as representative of the several underwriters. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	By Laws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Common Stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated November 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated November 2, 2021, by and among the Company, its officers, its directors, and the Sponsor. (3)
10.2	Promissory Note, dated as of March 1, 2021, issued to Sponsor (1)
10.3	Investment Management Trust Agreement, dated November 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated November 2, 2021, by and among the Company and certain security holders. (3)
10.5	Securities Subscription Agreement, dated March 9, 2021, between the Registrant and Sponsor (1)
10.6	Private Placement Warrants Purchase Agreement, dated November 2, 2021, by and between the Company and the Sponsor. (3)
10.7	Form of Indemnity Agreement (1)
10.8	Administrative Support Agreement, dated November 2, 2021, by and between the Company and the Sponsor. (3)
10.9	Subscription Agreement, dated November 2, 2021, by and between the Company and Mizuho Securities USA LLC. (3)
10.10	Share Cancellation Agreement dated June 23, 2021 (2)
10.11	Share Cancellation Agreement dated October 1, 2021 (2)
14	Code of Ethics (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter (2)
99.2	Compensation Committee Charter (2)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on September 3, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on October 20, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2022	MCLAREN TECHNOLOGY ACQUISITION CORP.

	By:	/s/ Sajan Pillai
	Name:	Sajan Pillai
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sajan Pillai	Chairman and Chief Executive Officer	April 14, 2022
Sajan Pillai	(Principal Executive Officer)

/s/ Rajeev Nair	Chief Financial Officer	April 14, 2022
Rajeev Nair	(Principal Financial and Accounting Officer)

/s/ John Vilina	President, Secretary and Director	April 14, 2022
John Vilina

/s/ Juan Villalonga	Director	April 14, 2022
Juan Villalonga

/s/ Sunir Kapoor	Director	April 14, 2022
Sunir Kapoor

/s/ Christopher Yoshida	Director	April 14, 2022
Christopher Yoshida

/s/ Secil Tabli Watson	Director	April 14, 2022
Secil Tabli Watson