Form 10-Q
period 2022-03-31
McLaren Technology Acquisition Corp.
filed 2022-05-16
CIK 1851625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022 there were 20,125,000 shares of Class A common stock, par value $0.0001 per share and 5,031,250 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

MCLAREN TECHNOLOGY ACQUISITION CORP.

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period February 24, 2021(Inception) through March 31, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholder’s Equity (Deficit) for the three months ended March 31, 2022 and for the period February 24, 2021(Inception) through March 31, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period February 24, 2021(Inception) through March 31, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4.	Controls and Procedures	21

Part II. Other Information		22

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

i

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021

Assets:
Cash	$751,400	$1,017,354
Prepaid expenses and other current assets	305,812	215,517
Total current assets	1,057,212	1,232,871
Prepaid expenses-non current	—	142,228
Cash and securities held in Trust Account	205,345,001	205,287,195
Total assets	$206,402,213	$206,662,294

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Accrued expenses	$172,529	$205,076
Due to related party	10,000	10,000
Total current liabilities	182,529	215,076
Deferred underwriting fee	7,043,750	7,043,750
Total liabilities	7,226,279	7,258,826

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 20,125,000 shares at redemption value of $10.20 at March 31, 2022 and December 31, 2021	205,275,000	205,275,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, excluding 20,125,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,031,250 shares issued and outstanding at March 31, 2022 and December 31, 2021	503	503
Additional paid-in capital	—	—
Accumulated deficit	(6,099,569)	(5,872,035)
Total stockholders’ deficit	(6,099,066)	(5,871,532)
Total Liabilities, Common Stock Subject to Redemption and Stockholders’ Deficit	$206,402,213	$206,662,294

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2022	For the period from February 24, 2021 (Inception) through March 31, 2021
Formation costs	$285,340	$694
Loss from operations	(285,340)	(694)

Other income
Interest earned on cash and securities held in Trust Account	57,806	-
Total other income	57,806	-

Net loss	$(227,534)	$(694)

Weighted average shares outstanding, common stock subject to possible redemption	20,125,000	-
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.01)	$-
Weighted average shares outstanding, Class B common stock	5,031,250	5,031,250
Basic and diluted net loss per share, Class B common stock	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,031,250	$503	$—	$(5,872,035)	$(5,871,532)
Net loss	—	—	—	(227,534)	(227,534)
Balance as of March 31, 2022	5,031,250	$503	$—	$(6,099,569)	$(6,099,066)

FOR THE PERIOD FROM FEBRUARY 24, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 24, 2021 (Inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	(694)	(694)
Balance as of March 31, 2021	5,031,250	$503	$—	$(694)	$24,306

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2022	For the period from February 24, 2021 (Inception) through March 31, 2021
Cash flows from operating activities:
Net loss	$(227,534)	$(694)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(57,806)	—
Formation costs paid by Sponsor in exchange for promissory note	—	694
Changes in operating assets and liabilities:
Prepaid expenses and other assets	51,933	—
Accrued expenses	(32,547)	—
Net cash used in operating activities	(265,954)	—

Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	25,000

Net change in cash	(265,954)	25,000
Cash, beginning of the period	1,017,354	—
Cash, end of the period	$751,400	$25,000

Supplemental non cash disclosure:
Deferred offering costs paid by Sponsor in exchange for promissory note - related party	$—	$61,806

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Organization and Business Operations

McLaren Technology Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on February 24, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 24, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “IPO”) described below and the search for a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its cash and investments held in the trust account derived from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

The Company’s liquidity needs up to its IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). The Company’s liquidity needs since its IPO and through March 31, 2022 have been satisfied through proceeds from the Private Placement. At March 31, 2022, the Company had $751,400 in its operating bank account and working capital of $874,683. The Company’s balance in the operating bank account mainly consisted of the portion of proceeds of the sale of the Private Placement Warrants not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described earlier in Note 1, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 5, 2023, 15 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by February 5, 2023, there will be a mandatory liquidation and subsequent dissolution. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete a business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by February 5, 2023.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the period ended December 31, 2021 as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held no cash equivalents as of March 31, 2022. The Company held U.S. Treasury Bills with a maturity of less than three months in the amount of $205,274,080 which it considers as cash equivalents as of December 31, 2021.

Cash and Securities Held in Trust Account

As of March 31, 2022, investment in the Company’s Trust Account consisted of $28,489 cash and $205,316,512 in U.S. Treasury Securities. As of December 31, 2021, investment in the Company’s Trust Account consisted of $13,115 cash and $205,274,080 in U.S. Treasury Securities. All of the U.S. Treasury Securities held at March 31, 2022 which were purchased on March 10, 2022 will mature on June 21, 2022. The Company earned interest of $57,806 for the three months ended March 31, 2022. The Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned. The carrying value, excluding gross unrealized holding gains, and fair value of held to maturity securities at March 31, 2022 and December 31, 2021 are as follows:

	Carrying Value as of March 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
U.S. Treasury Securities	$205,316,512	$—	$(34,342)	$205,282,170
Cash	28,489	—	—	28,489
	$205,345,001	$—	$(34,342)	$205,310,659

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$205,274,080	$920	$—	$205,275,000
Cash	13,115	—	—	13,115
	$205,287,195	$920	$—	$205,288,115

Common Stock Subject to Possible Redemption

All of the 20,125,000 public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s financial statements.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheets as of March 31, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds from IPO	$210,250,000
Proceeds allocated to Public Warrants	(4,628,750)
Class A common stock issuance costs	(13,147,623)
Accretion of carrying value to redemption value	21,801,373
Class A common stock subject to possible redemption	$205,275,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs amounted to $13,436,005 and were charged to temporary equity upon the completion of the IPO.

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

The carrying amounts reflected in the balance sheets for current assets and current liabilities approximate fair value due to their short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits or uncertain tax positions as of March 31, 2022 and December 31, 2021, and, as such, no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the period presented.

	For the three months ended March 31, 2022		For the period from February 24, 2021 (Inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(182,027)	$(45,507)	$-	$(694)

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	20,125,000	5,031,250	-	5,031,250
Basic and diluted net loss per share	$(0.01)	$(0.01)	$-	$(0.00)

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

On November 5, 2021, the Sponsor forfeited and returned, and the Company then cancelled, 300,000 Founder Shares at no cost, and the representative purchased 300,000 shares of Class B common stock, for an aggregate purchase price of $1,000,000, in connection with the closing of the IPO. Additionally, on November 5, the Sponsor transferred 50,000 Founder Shares to the representative as additional compensation for underwriting the IPO (see Note 6).

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

Promissory Note — Related Party

On March 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings on the promissory note.

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Fee

Commencing on the date that our securities were first listed on the Nasdaq Global Market, the Company agreed to pay an affiliate of the Sponsor, $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. The Company incurred $30,000 in administrative support service expense for the three months ended March 31, 2022. At March 31, 2022 and December 31, 2021, a total of $10,000 was accrued for amounts owed by the Company to the Sponsor under the administrative support agreement.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the IPO (and the shares of Class A common stock underlying such Private Placement Warrants) and (iii) warrants that may be issued upon conversion of Working Capital Loans have registration rights that require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement which was signed on November 5, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding (excluding 20,125,000 shares subject to possible redemption).

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 5,031,250 shares of Class B common stock issued and outstanding.

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

Warrants – The Company accounts for the 19,112,500 warrants, issued and outstanding at March 31, 2022 and December 31, 2021, in connection with the IPO (10,062,500 Public Warrants and 9,050,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. The Company concluded that the Public and Private Placement Warrants are considered indexed to the entity’s own stock and meet other equity classification requirements. Therefore, Public and Private Placement Warrants are considered equity instruments and are classified as such.

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to the “Company,” “us,” “our” or “we” refer to McLaren Technology Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes thereto contained elsewhere in this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on February 24, 2021, as a Delaware corporation and formed for the purpose of effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

As of March 31, 2022, we had not commenced any operations. All activity for the period from February 24, 2021 (inception) through March 31, 2022 relates to our formation, the initial public offering and the search for a target company for an initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $227,534, which consisted of formation costs of $285,340 offset by interest income of $57,806.

For the period from February 24, 2021 (inception) through March 31, 2021, we had a net loss of $694, which consisted of formation costs.

Liquidity and Capital Resources

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

Upon the closing of the initial public offering and the private placement, an amount of $205,275,000 ($10.20 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the private placement warrants was deposited into a trust account.

Our liquidity needs up to November 5, 2021 had been satisfied through a payment from the sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the sponsor of up to $300,000 (see Note 5). Since our initial public offering through March 31, 2022, our liquidity needs were satisfied through funds from the private placement warrants.

At March 31, 2022 and December 31, 2021, we had $751,400 and $1,017,354, respectively, in the operating bank account and working capital of $874,683 and $1,017,795, respectively, which mainly consisted of the portion of proceeds of the sale of the private placement warrants not held in the trust account. In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should we be unable to complete an initial business combination, raises substantial doubt about our ability to continue as a going concern. We have until February 5, 2023, 15 months from the closing of the initial public offering, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by the specified period. If an initial business combination is not consummated by February 5, 2023, there will be a mandatory liquidation and subsequent dissolution. The accompanying unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by February 5, 2023.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations or operating lease obligations, other than the administrative support agreement, registration rights and underwriters’ agreement as discussed below.

Administrative Support Agreement

We agreed to pay an affiliate of our sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. We began incurring these fees on November 3, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination or the Company’s liquidation. We incurred $30,000 in administrative support service expense for the three months ended March 31, 2022. At March 31, 2022 and December 31, 2021, a total of $10,000 has been accrued for amounts owed by us under the administrative support agreement.

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

Net Loss Per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. At March 31, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, us, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 15, 2022. Except as disclosed, below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCLAREN TECHNOLOGY ACQUISITION CORP.

May 16, 2022	By:	/s/ Sajan Pillai
	Name:	Sajan Pillai
	Title:	Chief Executive Officer (Principal Executive Officer)

May 16, 2022	By:	/s/ Rajeev Nair
	Name:	Rajeev Nair
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)