Form 10-Q
period 2022-06-30
McLaren Technology Acquisition Corp.
filed 2022-08-08
CIK 1851625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022 there were 20,125,000 shares of Class A common stock, par value $0.0001 per share and 5,031,250 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

MCLAREN TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period February 24, 2021 (Inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period February 24, 2021(Inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period February 24, 2021(Inception) through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	22

Part II. Other Information		23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the IPO (as defined below) to November 5, 2023, that the Company has to consummate a Business Combination;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Company,” “our Company,” “we” or “us” are to McLaren Technology Acquisition Corp., a Delaware corporation;

●	“completion window” are to the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The completion window ends February 5, 2023, which may be extended up to six times by an additional one month each time for a total of 21 months (the “Paid Extension Period”). In addition, we will be entitled to an automatic three-month extension (the “Automatic Extension Period”) if we have filed a preliminary proxy statement, registration statement or similar filing for an initial business combination during the 15-month period or Paid Extension Period, to complete a business combination, as described in more detail in this Report

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor (as defined below) in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below);

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 5, 2021;

●	“initial stockholders” are to holders of our Founder Shares prior to our initial public offering;

ii

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to 9,050,000 warrants at a price of $1.00 per warrant ($9,050,000 in the aggregate) by our sponsor in a private placement that closed simultaneously with the closing of our initial public offering;

●	“Placement Warrants” are to the warrants issued to our sponsor in the private placement;

●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on September 3, 2021, as amended, and declared effective on November 2, 2021 (File No. 333-259339);

●	“representative shares” is to the 300,000 shares of Class B common stock sold to Mizuho Securities USA LLC in a private sale at a purchase price of approximately $3.33 per representative share;

●	“Representative” is to Mizuho Securities USA LLC, which is the representative of the underwriters in the Company’s initial public offering;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sponsor” are to McLaren Technology Acquisition Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $205,585,751 from the net proceeds of the sale of the units in the initial public offering and the Placement Warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half public warrant;

●	“US GAAP” are to the accounting principles generally accepted in the United States of America;

●	“warrants” are to the public warrants, the Placement Warrants and any warrants issued upon conversion of working capital loans; and

●	“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

iii

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021

Assets:
Cash	$457,198	$1,017,354
Prepaid expenses and other current assets	245,700	215,517
Total current assets	702,898	1,232,871
Prepaid expenses-non current	—	142,228
Cash and securities held in Trust Account	205,585,751	205,287,195
Total assets	$206,288,649	$206,662,294

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Accrued expenses	$95,944	$205,076
Income taxes payable	34,172	—
Due to related party	—	10,000
Total current liabilities	130,116	215,076
Deferred underwriting fee	7,043,750	7,043,750
Total liabilities	7,173,866	7,258,826

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 20,125,000 shares at redemption value of $10.20 at June 30, 2022 and December 31, 2021	205,310,694	205,275,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, excluding 20,125,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,031,250 shares issued and outstanding at June 30, 2022 and December 31, 2021	503	503
Additional paid-in capital	—	—
Accumulated deficit	(6,196,414)	(5,872,035)
Total stockholders’ deficit	(6,195,911)	(5,871,532)
Total Liabilities, Common Stock Subject to Redemption and Stockholders’ Deficit	$206,288,649	$206,662,294

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the period from February 24, 2021 (Inception) through June 30, 2021
Formation costs	$267,729	$—	$553,069	$694
Loss from operations	(267,729)	—	(553,069)	(694)

Other income
Interest earned on cash and securities held in Trust Account	240,750	—	298,556	—
Total other income	240,750	—	298,556	—

Loss before provision for income tax	(26,979)	—	(254,513)	(694)
Provision for income tax	(34,172)	—	(34,172)	—
Net loss	$(61,151)	$—	$(288,685)	$(694)

Weighted average shares outstanding, common stock subject to possible redemption	20,125,000	—	20,125,000	—
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.00)	$—	$(0.01)	$—
Weighted average shares outstanding, Class B common stock	5,031,250	5,031,250	5,031,250	5,031,250
Basic and diluted net loss per share, Class B common stock	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,031,250	$503	$—	$(5,872,035)	$(5,871,532)
Net loss	—	—	—	(227,534)	(227,534)
Balance as of March 31, 2022	5,031,250	503	—	(6,099,569)	$(6,099,066)
Re-measurement adjustment on Class A common stock subject to redemption	—	—	—	(35,694)	(35,694)
Net loss	—	—	—	(61,151)	(61,151)
Balance as of June 30, 2022	5,031,250	$503	$—	$(6,196,414)	$(6,195,911)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM FEBRUARY 24, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 24, 2021 (Inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	(694)	(694)
Balance as of March 31, 2021	5,031,250	503	24,497	(694)	24,306
Net loss	—	—	—	—	—
Balance as of June 30, 2021	5,031,250	$503	$24,497	$(694)	$24,306

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2022	For the period from February 24, 2021 (Inception) through June 30, 2021
Cash flows from operating activities:
Net loss	$(288,685)	$(694)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(298,556)	—
Formation costs paid by Sponsor in exchange for a promissory note		694
Changes in operating assets and liabilities:
Prepaid expenses and other assets	112,045	—
Due to related party	(10,000)	—
Income taxes payable	34,172	—
Accrued expenses	(109,132)	—
Net cash used in operating activities	(560,156)	—

Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	25,000

Net change in cash	(560,156)	25,000
Cash, beginning of the period	1,017,354	—
Cash, end of the period	$457,198	$25,000

Supplemental non cash disclosure:
Deferred offering costs paid by Sponsor in exchange for promissory note - related party	$—	$187,156
Re-measurement adjustment on Class A common stock subject to redemption	$35,694

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 24, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering described below and the search for a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its cash and investments held in the trust account derived from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is McLaren Technology Acquisition Sponsor LLC, a Delaware limited liability company. The Registration Statement for the Company’s IPO was declared effective on November 2, 2021 (the “Effective Date”). On November 5, 2021, the Company consummated the IPO of 20,125,000 units at $10.00 per Unit, including the full exercise of the underwriters’ over-allotment of 2,625,000 units, generating gross proceeds to the Company of $201,250,000, which is discussed in Note 3.

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

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 9,050,000 Warrants at a price of $1.00 per Placement Warrant to the Sponsor, generating gross proceeds to the Company of $9,050,000, which is described in Note 4.

Additionally, simultaneously with the closing of the IPO, pursuant to a Subscription Agreement, dated November 2, 2021, by and between the Company and Mizuho Securities USA LLC, the representative of the underwriters in the Company’s IPO, the Company completed the private sale of an aggregate of 300,000 shares of Class B common stock of the Company, par value $0.0001 per share at a purchase price of approximately $3.33 per Representative Share, generating gross proceeds to the Company of $1,000,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Representative Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (see Note 5).

Transaction costs amounted to $13,436,005 consisting of $4,025,000 of underwriting commissions, $7,043,750 of deferred underwriting fees, $1,847,600, which represents the fair value of the Representative Shares in excess of cash paid, and $519,655 of other offering costs, and was all charged to stockholders’ deficit.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting commissions held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the signing a definitive agreement in connection with the Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the IPO on November 5, 2021, $205,275,000 ($10.20 per Unit) from the net proceeds of the sale of units in the IPO and a portion of the proceeds of the sale of the Placement Warrants was deposited into a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 of interest that may be used for its dissolution expenses, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the Company’s completion of an initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO (or up to 24 months from the closing of the initial public offering if we extend the time to complete a Business Combination pursuant to the terms of the Company’s amended and restated certificate of incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the public shares if the Company has not completed an initial Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, which would have priority than the claims of the Company’s public stockholders.

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

The Sponsor, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive: (1) their redemption rights with respect to any Founder Shares and public shares held by them in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre- initial Business Combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fail to complete its initial Business Combination within the Combination Period (4) vote any shares of Class B common stock held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

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

Liquidity and Capital Resources

The Company’s liquidity needs up to its IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). The Company’s liquidity needs since its IPO and through June 30, 2022 have been satisfied through proceeds from the private placement. On June 30, 2022, the Company had $457,198 in its operating bank account and working capital of $807,826. The Company’s balance in the operating bank account mainly consisted of the portion of proceeds of the sale of the Placement Warrants not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the period ended December 31, 2021 as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held no cash equivalents as of June 30, 2022 and $205,274,080 as of December 31, 2021, which was held in U.S. Treasury Bills with a maturity of less than three months.

Cash and Securities Held in Trust Account

As of June 30, 2022, investment in the Company’s Trust Account consisted of $205,585,751 in cash invested in money market funds and $0 in U.S. Treasury Securities. As of December 31, 2021, investment in the Company’s Trust Account consisted of $13,115 cash and $205,274,080 in U.S. Treasury Securities. The Company earned interest of $298,556 and $0 for the six months ended June 30, 2022 and the period from February 24, 2021 (Inception) through June 30, 2021, respectively. The Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned. The carrying value, excluding gross unrealized holding gains, and fair value of held to maturity securities at June 30, 2022 and December 31, 2021 are as follows:

	Carrying Value as of June 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
U.S. Treasury Securities	$—	$—	$—	$—
Cash	205,585,751	—	—	205,585,751
	$205,585,751	$—	$—	$205,585,751

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$205,274,080	$920	$—	$205,275,000
Cash	13,115	—	—	13,115
	$205,287,195	$920	$—	$205,288,115

Common Stock Subject to Possible Redemption

All of the 20,125,000 public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2022 and December 31, 2021, all shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s financial statements.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheets as of June 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds from IPO	$201,250,000
Proceeds allocated to Public Warrants	(4,628,750)
Class A common stock issuance costs	(13,147,623)
Accretion of carrying value to redemption value	21,801,373
Class A common stock subject to possible redemption at December 31, 2021	205,275,000
Accretion of carrying value to redemption value	35,694
Class A common stock subject to possible redemption at June 30, 2022	$205,310,694

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was (126.66)% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and (13.43)% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended March 31, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. Examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented.

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(48,921)	$(12,230)	$(230,948)	$(57,737)

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	20,125,000	5,031,250	20,125,000	5,031,250
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

	For the three months ended June 30, 2021		For the period from February 24, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$—	$—	$(694)

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	—	5,031,250	—	5,031,250
Basic and diluted net loss per share	$—	$(0.00)	$—	$(0.00)

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 9,050,000 Placement Warrants at a price of $1.00 per warrant in a private placement, for an aggregate purchase price of $9,050,000. Each whole placement warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share, subject to adjustment.

The Placement Warrants may not be transferred, assigned or sold until 30 days after the consummation of an initial Business Combination, and will not be redeemable by the Company. The initial purchasers, or their permitted transferees, have the option to exercise the Placement Warrants on a cashless basis. Otherwise, the Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the IPO.

Note 5 — Related Party Transactions

Founder Shares

On March 9, 2021, the Sponsor purchased 8,625,000 shares of Class B common stock, par value $0.0001, for an aggregate purchase price of $25,000, or approximately $0.003 per share. On June 23, 2021, the Sponsor returned to the Company, at no cost, an aggregate of 2,875,000 Founder Shares, which the Company cancelled. On October 1, 2021, the Sponsor returned to the Company, at no cost, an aggregate of 718,750 Founder Shares, which the Company cancelled, resulting in an aggregate of 5,031,250 Founder Shares outstanding and held by the Sponsor, or approximately $0.005 per share.  Up to 656,250 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

On March 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings on the promissory note.

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Placement Warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Fee

Commencing on the date that the Company’s securities were first listed on the Nasdaq Global Market, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $60,000 in administrative support service expense for the three and six months ended June 30, 2022, respectively. As of June 30, 2022 and December 31, 2021, a total of $0 and $10,000 was accrued for amounts owed by the Company to the Sponsor under the administrative support agreement, respectively.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Placement Warrants, which were issued in a private placement simultaneously with the closing of the IPO (and the shares of Class A common stock underlying such Placement Warrants) and (iii) warrants that may be issued upon conversion of Working Capital Loans have registration rights that require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement which was signed on November 5, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding (excluding 20,125,000 shares subject to possible redemption).

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,031,250 shares of Class B common stock issued and outstanding.

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

Warrants – The Company accounts for the 19,112,500 warrants, issued and outstanding as of June 30, 2022 and December 31, 2021, in connection with the IPO (10,062,500 Public Warrants and 9,050,000 Placement Warrants) in accordance with the guidance contained in ASC 815-40. The Company concluded that the Public and Placement Warrants are considered indexed to the entity’s own stock and meet other equity classification requirements. Therefore, Public and Placement Warrants are considered equity instruments and are classified as such.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Placement Warrants):

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

The Placement Warrants may not be transferred, assigned or sold, except to permitted transferees, until 30 days after the consummation of an initial Business Combination, and will not be redeemable by the Company. The initial purchasers, or their permitted transferees, have the option to exercise the Placement Warrants on a cashless basis. Otherwise, the Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the IPO.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Report to the “Company,” “us,” “our” or “we” refer to McLaren Technology Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes thereto contained elsewhere in this Report.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

As of June 30, 2022, we had not commenced any operations. All activity for the period from February 24, 2021 (inception) through June 30, 2022 relates to our formation, the initial public offering and the search for a target company for an initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We are generating non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2022, we had a net loss of $61,151 and $288,685, which consisted of formation costs of $267,729 and $553,069 and income tax provision of $34,172, offset by interest income of $240,750 and $298,556, respectively.

For the three months ended June 30, 2021 and for the period from February 24, 2021 (inception) through June 30, 2021 we had a net loss of $694 for both periods, which consisted of formation costs.

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

Upon the closing of the initial public offering and the private placement, an amount of $205,275,000 ($10.20 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the Placement Warrants was deposited into a Trust Account.

Our liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the sponsor of up to $300,000 (see Note 5). Since our initial public offering through June 30, 2022, our liquidity needs were satisfied through funds from the Placement Warrants.

For the six months ended June 30, 2022, cash used in operating activities was $560,156. Net loss of $288,685 was affected by interest earned on marketable securities held in the Trust Account of $298,556. Changes in operating assets and liabilities provided $27,085 of cash for operating activities.

As of June 30, 2022 and December 31, 2021, we had $457,198 and $1,017,354, respectively, in the operating bank account and working capital of $807,826 and $1,017,795, respectively, which mainly consisted of the portion of proceeds of the sale of the Placement Warrants not held in the Trust Account. In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

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

Administrative Support Agreement

We agreed to pay an affiliate of our sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. We began incurring these fees on November 3, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination or our liquidation. We incurred $30,000 and $60,000 in administrative support service expense for the three and six months ended June 30, 2022, respectively. As June 30, 2022 and December 31, 2021, a total of $0 and $10,000 has been accrued for amounts owed by us under the administrative support agreement, respectively.

Registration Rights

The holders of the Founder Shares, the Placement Warrants (including securities contained therein) and warrants (including securities contained therein) that may be issued upon conversion of working capital loans, and any shares of Class A common stock issuable upon the exercise of the Placement Warrants and any shares of Class A common stock and warrants that may be issued upon conversion as part of the working capital loans and Class A common stock issuable upon conversion of the Founder Shares, are entitled to registration rights pursuant to a registration rights agreement signed on November 5, 2021, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. As of June 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

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

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete a Business Combination.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Annual Report on Form 10-K filed with the SEC on April 15, 2022 and (ii) Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of such registration statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that may not enter into an agreement with a target company within 18 months or complete its business combination within 24 months after the effective date of the company’s initial public offering registration statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our stockholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on December 17, 2021. There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the Registration Statement.

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

MCLAREN TECHNOLOGY ACQUISITION CORP.

August 8, 2022	By:	/s/ Sajan Pillai
	Name:	Sajan Pillai
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 8, 2022	By:	/s/ Rajeev Nair
	Name:	Rajeev Nair
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)