Form 10-Q
period 2022-09-30
McLaren Technology Acquisition Corp.
filed 2022-11-04
CIK 1851625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022 there were 20,125,000 shares of Class A common stock, par value $0.0001 per share and 5,031,250 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

MCLAREN TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period February 24, 2021 (Inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period February 24, 2021(Inception) through September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period February 24, 2021(Inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	22

Part II. Other Information		23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“Combination Period” are to the period, from the closing of the IPO (as defined below) to the end of the completion window (as defined below), that the Company has to consummate a Business Combination;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Company,” “our Company,” “we” or “us” are to McLaren Technology Acquisition Corp., a Delaware corporation;

●	“completion window” are to the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The completion window ends February 5, 2023, which may be extended up to six times by an additional one month each time for a total of 21 months (the “Paid Extension Period”). In addition, we will be entitled to an automatic three-month extension (the “Automatic Extension Period”) if we have filed a preliminary proxy statement, registration statement or similar filing for an initial business combination during the 15-month period or Paid Extension Period, to complete a business combination, as described in more detail in this Report;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor (as defined below) in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below);

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 5, 2021;

●	“initial stockholders” are to holders of our Founder Shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

ii

●	“private placement” are to 9,050,000 warrants at a price of $1.00 per warrant ($9,050,000 in the aggregate) by our sponsor in a private placement that closed simultaneously with the closing of our initial public offering;

●	“Placement Warrants” are to the warrants issued to our sponsor in the private placement;

●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on September 3, 2021, as amended, and declared effective on November 2, 2021 (File No. 333-259339);

●	“representative shares” is to the 300,000 shares of Class B common stock sold to Mizuho Securities USA LLC in a private sale at a purchase price of approximately $3.33 per representative share;

●	“Representative” is to Mizuho Securities USA LLC, which is the representative of the underwriters in the Company’s initial public offering;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sponsor” are to McLaren Technology Acquisition Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $205,585,751 from the net proceeds of the sale of the units in the initial public offering and the Placement Warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half public warrant;

●	“US GAAP” are to the accounting principles generally accepted in the United States of America;

●	“warrants” are to the public warrants, the Placement Warrants and any warrants issued upon conversion of working capital loans; and

●	“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

iii

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021

Assets:
Cash	$553,695	$1,017,354
Prepaid expenses and other current assets	137,745	215,517
Total current assets	691,440	1,232,871

Prepaid expenses-non current	—	142,228
Cash and securities held in Trust Account	206,269,847	205,287,195
Total assets	$206,961,287	$206,662,294

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Accrued expenses	$97,536	$205,076
Income taxes payable	206,836	—
Due to related party	—	10,000
Total current liabilities	304,372	215,076

Deferred underwriting fee	7,043,750	7,043,750
Total liabilities	7,348,122	7,258,826

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 20,125,000 shares at redemption value of $10.24 and $10.20 at September 30, 2022 and December 31, 2021, respectively	206,029,801	205,275,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, excluding 20,125,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,031,250 shares issued and outstanding at September 30, 2022 and December 31, 2021	503	503
Additional paid-in capital	—	—
Accumulated deficit	(6,417,139)	(5,872,035)
Total stockholders’ deficit	(6,416,636)	(5,871,532)
Total Liabilities, Common Stock Subject to Redemption and Stockholders’ Deficit	$206,961,287	$206,662,294

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,	For the period from February 24, 2021 (Inception) through September 30,
	2022	2021	2022	2021
Formation costs	$254,807	$—	$807,876	$694
Loss from operations	(254,807)	—	(807,876)	(694)

Other income
Interest earned on cash and securities held in Trust Account	925,853	—	1,224,409	—
Total other income	925,853	—	1,224,409	—

Income (loss) before provision for income tax	671,046	—	416,533	(694)
Provision for income tax	(172,664)	—	(206,836)	—
Net income (loss)	$498,382	$—	$209,697	$(694)

Weighted average shares outstanding, common stock subject to possible redemption	20,125,000	—	20,125,000	—
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.02	$—	$0.01	$—
Weighted average shares outstanding, Class B common stock	5,031,250	5,031,250	5,031,250	5,031,250
Basic and diluted net income (loss) per share, Class B common stock	$0.02	$(0.00)	$0.01	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,031,250	$503	$—	$(5,872,035)	$(5,871,532)
Net loss	—	—	—	(227,534)	(227,534)
Balance as of March 31, 2022	5,031,250	503	—	(6,099,569)	(6,099,066)
Re-measurement adjustment on Class A common stock subject to redemption	—	—	—	(35,694)	(35,694)
Net loss	—	—	—	(61,151)	(61,151)
Balance as of June 30, 2022	5,031,250	503	—	(6,196,414)	(6,195,911)
Re-measurement adjustment on Class A common stock subject to redemption	—	—	—	(719,107)	(719,107)
Net income	—	—	—	498,382	498,382
Balance as of September 30, 2022	5,031,250	$503	$—	$(6,417,139)	$(6,416,636)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM FEBRUARY 24, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 24, 2021 (Inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	(694)	(694)
Balance as of March 31, 2021	5,031,250	503	24,497	(694)	24,306
Net loss	—	—	—	—	—
Balance as of June 30, 2021	5,031,250	$503	$24,497	$(694)	$24,306
Net loss	—	—	—	—	—
Balance as of September 30, 2021	5,031,250	$503	$24,497	$(694)	$24,306

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCLAREN TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,	For the period from February 24, 2021 (Inception) through September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$209,697	$(694)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(1,224,409)	—
Formation costs paid by Sponsor in exchange for a promissory note	—	694
Changes in operating assets and liabilities:
Prepaid expenses and other assets	220,000	—
Due to related party	(10,000)	—
Income taxes payable	206,836	—
Accrued expenses	(107,540)	—
Net cash used in operating activities	(705,416)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	241,757	—
Net cash provided by investing activities	241,757	—

Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	25,000

Net change in cash	(463,659)	25,000
Cash, beginning of the period	1,017,354	—
Cash, end of the period	$553,695	$25,000

Supplemental non cash disclosure:
Deferred offering costs included in accrued expenses	$—	$6,054
Deferred offering costs paid by Sponsor in exchange for promissory note	$—	$242,851
Re-measurement adjustment on Class A common stock subject to redemption	$754,801	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 24, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering described below and the search for a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its cash and investments held in the Trust Account derived from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

The Company’s liquidity needs up to its IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). The Company’s liquidity needs since its IPO and through September 30, 2022 have been satisfied through proceeds from the private placement. On September 30, 2022, the Company had $553,695 in its operating bank account and working capital of $603,019 (adjusted to consider amounts the Company has available to withdraw from the Trust Account for income tax and franchise taxes payable). The Company’s balance in the operating bank account mainly consisted of the portion of proceeds of the sale of the Placement Warrants not held in the Trust Account. The Company is entitled to withdraw interest earned in the Trust Account to the extent available to pay for tax obligations incurred by the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the February 5, 2023 mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until the end of the completion window, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by the end of the completion window, there will be a mandatory liquidation and subsequent dissolution. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete a business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the completion window.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the period ended December 31, 2021 as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held no cash equivalents as of September 30, 2022 and $205,274,080 as of December 31, 2021, which was held in U.S. Treasury Bills with a maturity of less than three months.

Cash and Securities Held in Trust Account

As of September 30, 2022, investment in the Company’s Trust Account consisted of $206,269,847 in cash invested in money market funds and $0 in U.S. Treasury Securities. As of December 31, 2021, investment in the Company’s Trust Account consisted of $13,115 cash and $205,274,080 in U.S. Treasury Securities. The Company earned interest of $1,224,409 and $0 for the nine months ended September 30, 2022 and the period from February 24, 2021 (Inception) through September 30, 2021, respectively. The Company withdrew an amount of $241,757 of the interest income from the Trust Account to pay its tax obligations during the three months ended September 30, 2022.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned. The carrying value, excluding gross unrealized holding gains, and fair value of held to maturity securities at September 30, 2022 and December 31, 2021 are as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
U.S. Treasury Securities	$—	$—	$—	$—
Cash	206,269,847	—	—	206,269,847
	$206,269,847	$—	$—	$206,269,847

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$205,274,080	$920	$—	$205,275,000
Cash	13,115	—	—	13,115
	$205,287,195	$920	$—	$205,288,115

Common Stock Subject to Possible Redemption

All of the 20,125,000 public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s financial statements.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheets as of September 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds from IPO	$201,250,000
Proceeds allocated to Public Warrants	(4,628,750)
Class A common stock issuance costs	(13,147,623)
Accretion of carrying value to redemption value	21,801,373
Class A common stock subject to possible redemption at December 31, 2021	205,275,000
Accretion of carrying value to redemption value	754,801
Class A common stock subject to possible redemption at September 30, 2022	$206,029,801

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 25.73% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 49.66% and 0.00% for the nine months ended September 30, 2022 and for the period from February 24, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from February 24, 2021 (inception) through September 30, 2021, due to changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Net Income (Loss) Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

	For the three months ended September 30,				For the nine months ended September 30,		For the period from February 24, 2021 (Inception) through September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$398,706	$99,676	$—	$—	$167,758	$41,939	$—	$(694)

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	20,125,000	5,031,250	—	5,031,250	20,125,000	5,031,250	—	5,031,250
Basic and diluted net income (loss) per share	$0.02	$0.02	$—	$(0.00)	$0.01	$0.01	$—	$(0.00)

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

Promissory Note — Related Party

On March 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings on the promissory note.

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Placement Warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Fee

Commencing on the date that the Company’s securities were first listed on the Nasdaq Global Market, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $90,000 in administrative support service expense for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 and December 31, 2021, a total of $0 and $10,000 was accrued for amounts owed by the Company to the Sponsor under the administrative support agreement, respectively.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding (excluding 20,125,000 shares subject to possible redemption).

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 5,031,250 shares of Class B common stock issued and outstanding.

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

Warrants – The Company accounts for the 19,112,500 warrants, issued and outstanding as of September 30, 2022 and December 31, 2021, in connection with the IPO (10,062,500 Public Warrants and 9,050,000 Placement Warrants) in accordance with the guidance contained in ASC 815-40. The Company concluded that the Public and Placement Warrants are considered indexed to the entity’s own stock and meet other equity classification requirements. Therefore, Public and Placement Warrants are considered equity instruments and are classified as such.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the period from February 24, 2021 (inception) through September 30, 2022 relates to our formation, the initial public offering and the search for a target company for an initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We are generating non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2022, we had a net income of $498,382 and $209,697, which consisted of interest income of $925,853 and $1,224,409, offset by formation costs of $254,807 and $807,876 and income tax provision of $172,664 and $206,836, respectively.

For the three months ended September 30, 2021 and for the period from February 24, 2021 (inception) through September 30, 2021 we had a net loss of $694 for both periods, which consisted of formation costs.

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

Our liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the sponsor of up to $300,000 (see Note 5). Since our initial public offering through September 30, 2022, our liquidity needs were satisfied through funds from the Placement Warrants.

For the nine months ended September 30, 2022, cash used in operating activities was $705,416. Net income of $209,697 was affected by interest earned on marketable securities held in the Trust Account of $1,224,409. Changes in operating assets and liabilities provided $309,296 of cash for operating activities.

As of September 30, 2022 and December 31, 2021, we had $553,695 and $1,017,354, respectively, in the operating bank account and working capital of $603,019 (adjusted to consider amounts the Company has available to withdraw from the Trust Account for income tax and franchise taxes payable) and $1,017,795, respectively, which mainly consisted of the portion of proceeds of the sale of the Placement Warrants not held in the Trust Account. In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans. The Company is entitled to withdraw interest earned in the Trust Account to the extent available to pay for tax obligations incurred by the Company.

Going Concern

In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should we be unable to complete an initial business combination, raises substantial doubt about our ability to continue as a going concern. We have until the end of the completion window, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by the specified period. If an initial business combination is not consummated by the end of the completion window, there will be a mandatory liquidation and subsequent dissolution. The accompanying unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by the end of the completion window.

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

Administrative Support Agreement

We agreed to pay an affiliate of our sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. We began incurring these fees on November 3, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination or our liquidation. We incurred $30,000 and $90,000 in administrative support service expense for the three and nine months ended September 30, 2022, respectively. As September 30, 2022 and December 31, 2021, a total of $0 and $10,000 has been accrued for amounts owed by us under the administrative support agreement, respectively.

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

Net Income (Loss) Per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. As of September 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted income (loss) per share of common stock is the same as basic income (loss) per share of common stock for the period presented.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete a Business Combination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022 , (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 16, 2022, and (iv) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 8, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Our public shareholders will have the right to require us to redeem their public shares. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

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

MCLAREN TECHNOLOGY ACQUISITION CORP.

November 4, 2022	By:	/s/ Sajan Pillai
	Name:	Sajan Pillai
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 4, 2022	By:	/s/ Rajeev Nair
	Name:	Rajeev Nair
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)